Form 10-K
period 1993-12-31
FIRST FIDELITY BANCORPORATION /NJ/
filed 1994-03-14
CIK 823870

SECURITIES AND EXCHANGE COMMISSION                                     FORM 10-K
WASHINGTON, D.C. 20549

(MARK ONE)
/X/             Annual Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934 [Fee Required]
                For the Fiscal Year Ended December 31, 1993
/ /             Transition Report Pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934 [No Fee Required]
                For the transition period from             to
                Commission File Number 1-9839

- --------------------------------------------------------------------------------

FIRST FIDELITY BANCORPORATION
(Exact name of registrant as specified in its charter)

NEW JERSEY                                                       22-2826775
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification
                                                                 No.)
2673 MAIN STREET, POST OFFICE BOX 6980, LAWRENCEVILLE, NEW
  JERSEY 08648-0980
(609) 895-6800
(Address and telephone number, including area code, of
registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                            Name of each exchange on which
                                                               registered
- --------------------------------------------------------------------------------------------------
Common Stock, par value $1.00 per share                        New York Stock Exchange, Inc.
Series B Convertible Preferred Stock,
  par value $1.00 per share                                    New York Stock Exchange, Inc.
Series D Adjustable Rate Cumulative Preferred Stock,
  par value $1.00 per share                                    New York Stock Exchange, Inc.
Depositary Shares, each representing a 1/40th interest in a
  share of
  Series F 10.64% Preferred Stock, par value $1.00 per share   New York Stock Exchange, Inc.
Preferred Share Purchase Rights                                New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates as of January 31, 1994 was approximately $2.9 billion.

Number of shares of Common Stock outstanding as of December 31, 1993:
79,901,005.

Documents incorporated by reference:

Portions of the definitive proxy statement for the 1994 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III.

                         FIRST FIDELITY BANCORPORATION

                               Table of Contents

                                                                            PAGE
Part I
 Item 1.     Business.....................................................    1
 Item 2.     Properties...................................................   11
 Item 3.     Legal Proceedings............................................   11
 Item 4.     Submission of Matters to a Vote of Security Holders..........   11
 Item 4A.    Executive Officers of the Registrant.........................   11
Part II
 Item 5.     Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................   14
 Item 6.     Selected Financial Data......................................   15
 Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   16
 Item 8.     Financial Statements and Supplementary Data..................   40
 Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   75
Part III
 Item 10.    Directors of the Registrant..................................   75
 Item 11.    Executive Compensation.......................................   75
 Item 12.    Security Ownership of Certain Beneficial Owners and
             Management...................................................   75
 Item 13.    Certain Relationships and Related Transactions...............   75
Part IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
             8-K..........................................................   75
Signatures................................................................   77

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     First Fidelity Bancorporation (the "Company" or "First Fidelity") is a bank holding company which was organized as a corporation under New Jersey law in 1987. On February 29, 1988, the Company became the successor to and the holder of all of the capital stock of First Fidelity Incorporated ("FFI"), a New Jersey bank holding company, and Fidelcor, Inc. ("Fidelcor"), a Pennsylvania bank holding company.

     The Company has a centralized organizational structure, with uniform policies and procedures. Functions such as asset and liability management, corporate operations and systems, credit policy, audit, legal services, employee hiring and benefits and financial planning are conducted at the holding company level, while day-to-day banking activities are managed by the Company's bank subsidiaries (collectively, the "Subsidiary Banks"). Important management decisions are addressed at bi-weekly meetings of the Office of the Chairman of the Company, chaired by Anthony P. Terracciano, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and including Wolfgang Schoellkopf, Vice Chairman and Chief Financial Officer of the Company, Peter C. Palmieri, Vice Chairman and Chief Credit Officer of the Company, Leslie
E. Goodman, Senior Executive Vice President of the Company and Roland K. Bullard II, Senior Executive Vice President of the Company.

     As of December 31, 1993, the Subsidiary Banks operated a general banking business from 647 full-service offices located in New Jersey, eastern Pennsylvania, Connecticut and in New York State (Westchester County and Riverdale). The Subsidiary Banks also have offices in London, the Cayman Islands and New York City. As of December 31, 1993, the Company and its subsidiaries employed approximately 12,000 persons on a full-time basis.

Recent Transactions

     During 1993, the Company entered into a variety of transactions which, in the aggregate, were significant to its business, operations and structure, including the following:

          (i) Acquisitions and Joint Ventures. During 1993, the Company expanded its branch network into Connecticut, significantly strengthened its presence in Westchester County, New York, and filled in gaps in its branch network in New Jersey. The Company also entered into two strategic joint ventures during the year, including a venture to market check-processing and related services to depository institutions and a marketing alliance to provide private banking services in the Philadelphia area. In addition, during 1993 the Company announced that it had entered into agreements to acquire banking institutions in Fairfield County, Connecticut, Wilkes-Barre, Pennsylvania and Rockland County, New York. These acquisitions are expected to be consummated in the first half of 1994. The transactions are summarized below:

          Recent Acquisitions & Joint Ventures

            a. On April 8, 1993, the Company acquired $17 million of performing assets and assumed $16.8 million of deposits of Pitcairn Private Bank located in Jenkintown, Pennsylvania. In connection with the acquisition, the Company entered into a marketing alliance with Pitcairn Trust Company, an affiliate of Pitcairn, under which Pitcairn will refer its customers to the Company's private banking group for general banking and credit services.

            b. In May, 1993, the Company acquired all of the capital stock of Northeast Bancorp, Inc. ("Northeast"). On May 4, 1993 (the date on which the first of two mergers was completed between Northeast and subsidiaries of the Company), Northeast had $2.5 billion in assets, $2.4 billion in deposits and, through its Union Trust Company ("Union Trust") bank subsidiary, operated 67 bank branches throughout Fairfield and other counties in Eastern and Central Connecticut. In the acquisition, the Company issued 610,845 shares of its common stock, par value $1.00 per share (the "Common Stock") to holders of Northeast common stock. The Company also contributed capital of $130 million to that entity in connection with the acquisition, of which $125 million was contributed to Union Trust. After such contribution, Northeast and Union Trust had capital ratios in excess of all regulatory minimums.

                                        2
            c. On June 30, 1993, the Company acquired 8 branches of The Dime Savings Bank of New Jersey ("Dime"). In connection with such acquisition, the Company assumed approximately $329 million of deposits.

            d. On July 1, 1993, First Fidelity and Bankers Trust Company of New York ("Bankers Trust") announced a joint venture to create a bank service corporation, Global Processing Alliance, Inc. ("Global"), which will provide check-processing and related services to depository institutions. The Company (through First Fidelity Bank, N.A.) and Bankers Trust each owns 50 percent of Global, which will sell its services to other depository institutions as well as provide these services to the founding institutions and their affiliates. Global is headquartered in Totowa, New Jersey.

            e. On August 11, 1993, First Fidelity acquired Village Financial Services, Ltd. ("Village") and its 9 branch bank subsidiary, Village Bank, for approximately $40 million in cash and approximately $26.8 million (or 552,678 shares) of Common Stock. Village Bank operates primarily in Westchester County, New York. At closing, Village had assets of $736 million and deposits of $489 million.

            f. On December 30, 1993, the Company acquired the 31 branch Peoples Westchester Savings Bank ("Peoples"), a savings bank operating in Westchester County, New York, for a combination of cash ($123 million) and Common Stock (2,442,083 shares), for an aggregate value of $234.9 million. At closing, Peoples had approximately $1.7 billion in assets and $1.5 billion in deposits. Banco Santander, S.A. ("Santander"), a 20.1% shareholder of First Fidelity, did not acquire Common Stock in connection with the acquisition as had been previously contemplated. Substantially all of the Common Stock issued to Peoples stockholders in the acquisition came from Treasury Stock, all of which was recently acquired by First Fidelity through open market purchases.

            g. On January 31, 1994, First Fidelity acquired Greenwich Financial Corporation and its 7 branch subsidiary, Greenwich Federal Savings and Loan Association ("Greenwich Federal"), for $41.9 million in cash. Greenwich Federal, which reported assets of $425 million and deposits of $255 million at December 31, 1993, operates in the Greenwich/Stamford area of Fairfield County, Connecticut.

           Pending Acquisitions

            a. On August 27, 1993, First Fidelity entered into a definitive agreement to acquire BankVest, Inc. and its 2 branch subsidiary, First Peoples National Bank of Edwardsville, Pennsylvania, for $19.6 million in cash. Subject to receipt of the applicable regulatory approvals, the acquisition is expected to close by the end of the first quarter of 1994.

            b. On October 27, 1993, the Company, through First Fidelity Bank, N.A., New York ("FFB-NY"), entered into a definitive agreement to acquire The Savings Bank of Rockland County ("Rockland") for approximately $5.9 million in cash. Rockland has 4 offices, all in Rockland County, New York. Subject to receipt of the applicable regulatory approvals, the acquisition is expected to be consummated during the second quarter of 1994.

            c. On January 27, 1994, the Company entered into a definitive agreement to acquire First Inter-Bancorp Inc., of Fishkill, New York and its 16 branch, federally-chartered savings bank subsidiary, Mid-Hudson Savings Bank FSB ("Mid-Hudson") for approximately $56 million in cash. Mid-Hudson, which operates throughout Dutchess, Ulster, Orange and Putnam Counties in New York State, had approximately $522 million in assets and $460 million in deposits at December 31, 1993. The Company intends to merge Mid-Hudson's operations with those of FFB-NY. The acquisition is subject to shareholder and regulatory approval.

          (ii) Internal Consolidation. As part of the Company's ongoing program of consolidation, on January 11, 1994, the Company consolidated (the "Bank Consolidation") its two largest subsidiary banks, First Fidelity Bank, N.A., New Jersey ("FFB-NJ") and First Fidelity Bank, N.A., Pennsylvania (formerly Fidelity Bank, N.A. ("Fidelity")) into a new entity, First Fidelity Bank, N.A. ("First Fidelity Bank"). This Bank Consolidation was effected following the relocation of the head office of Fidelity from Philadelphia, Pennsylvania to Salem, New Jersey, which location became the resulting head office of First Fidelity Bank.

                                        3
          During 1993, in contemplation of the Bank Consolidation, the Company combined a number of its subsidiary banks as well as its holding company subsidiaries. On March 19, 1993, First Fidelity Bank, N.A., South Jersey was merged into FFB-NJ. On June 15, 1993, First Fidelity Trust Company, New York was merged into FFB-NY and on June 18, 1993, Merchants Bank, N.A. and Merchants Bank, North were merged into Fidelity, which changed its name to First Fidelity Bank, N.A., Pennsylvania. On August 25, 1993, the Company merged its second-tier holding company, Fidelcor, Inc. ("Fidelcor"), into First Fidelity Incorporated ("FFI"), the second-tier holding company parent of First Fidelity Bank.

          (iii) Capital Markets Activities. During 1993, First Fidelity issued $150 million of 6.80% subordinated notes due June 15, 2003 and on February 2, 1994 the Company issued $200 million of floating rate senior notes due August 2, 1996. The Company redeemed several outstanding debt issues during 1993. On April 1, 1993, the Company redeemed at maturity $50 million of
     11 1/2% notes at face value plus accrued interest. On May 15, 1993, the Company redeemed prior to scheduled maturity its $16.2 million 7 3/4% Capital Debentures, and on July 16, 1993, the Company redeemed $50 million of floating rate subordinated notes originally due to mature in 1997.

     The Company implemented two separate Common Stock open market purchase programs during 1993. Beginning in April 1993, the Company commenced open market purchases through an independent agent to acquire Common Stock for issuance under its dividend reinvestment plan and stock option plans. On October 21, 1993, the Company's Board of Directors (the "Board") authorized the acquisition of up to 2% of First Fidelity's outstanding Common Stock in any calendar year, through open market or privately-negotiated transactions, which amount does not include purchases made in connection with Company employee or stockholder benefit plans. On November 18, 1993, the Board authorized the acquisition of up to an additional 1% of the Company's outstanding Common Stock during 1993. As of December 30, 1993, the Company had repurchased 2,383,451 shares of its Common Stock, at an average price of $42.22 per share, which constituted substantially all of the 3% authorized for repurchase in 1993. All of the acquired shares were reissued in connection with the Company's acquisition of Peoples. Pursuant to the 2% repurchase program, the Company repurchased 654,300 shares of its Common Stock between January 1 and March 7, 1994, at an average price of $43.53 per share. On March 7, 1994, the Board authorized the acquisition of up to an additional 1,300,000 shares of Common Stock in 1994.

     The Board increased the dividend on the Company's Common Stock on April 20, 1993 from $.33 to $.37 per share. On January 20, 1994, the Board raised the quarterly dividend on the Common Stock by $.05 per share to $.42 per share.

     In connection with the acquisition of Northeast, the Company issued 3,284,207 shares of its Common Stock to Santander, pursuant to the terms of the Investment Agreement (the "Investment Agreement"), dated as of March 18, 1991, between Santander and the Company. 2,376,250 of such shares were issued pursuant to Santander's partial exercise of Warrants to purchase up to 9,505,000 shares of Common Stock at $25.50 per share and the remainder represented the exercise by Santander of its acquisition gross up rights (the "Acquisition Gross Up Rights") to acquire Common Stock in connection with certain "acquisition events" for consideration of $30.00 per share.

     Similarly, in connection with the acquisition of Village, First Fidelity issued 893,956 shares of Common Stock to Santander for $30 per share pursuant to its exercise of Acquisition Gross Up Rights. After consummation of the Village acquisition (taking into account the Acquisition Gross Up Rights exercised in connection with the Northeast acquisition), Santander retained Acquisition Gross Up Rights to acquire $45.9 million (remaining from the original $100 million amount under the Investment Agreement) in value of Common Stock (or other equity securities of First Fidelity) and Warrants (exercisable at $25.50 per share) to acquire 4,752,500 shares of Common Stock. By its terms, the Investment Agreement and Santander's rights to exercise its Warrants and Acquisition Gross Up Rights terminate on December 27, 1995. In November 1993, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") extended its approval for Santander to acquire up to 24.9% of the Company's voting stock to November 25, 1994.

     The existence of Santander's Warrants and the Acquisition Gross Up Rights held by Santander may affect the Company's acquisition strategy. The Warrants and Acquisition Gross Up Rights provide the Company with convenient access to capital and additional flexibility in terms of timing of an acquisition bid, while at the same time they potentially increase the dilutive effect to earnings per share of Common Stock of an acquisition in which Common Stock is issued.

                                        4
     The Investment Agreement also provides Santander with gross up rights in the event that First Fidelity issues equity (other than pursuant to an employee benefit plan or upon conversion of convertible securities) in order to insure that Santander maintains the same proportional interest in any class of outstanding equity. These gross up rights give Santander the right to acquire such equity securities on the same terms (including price) as the terms on which the equity being issued by the Company is issued to third parties.

                   BUSINESS OF FIRST FIDELITY'S SUBSIDIARIES

Bank Subsidiaries

     First Fidelity's Subsidiary Banks consist of First Fidelity Bank, FFB-NY and Union Trust (a Connecticut-chartered commercial bank). First Fidelity's Subsidiary Banks operate primarily in New Jersey, eastern Pennsylvania, Westchester County, New York and Connecticut. This marketplace is characterized by a diversified industry base (including a number of well known large companies as well as many successful smaller and mid-sized businesses), three key ports on the East Coast (Philadelphia, New York/Newark and New Haven/New London) and a well-educated work force.

     First Fidelity, through its Subsidiary Banks, offers a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units. Commercial lending services provided by the Subsidiary Banks include short and medium term loans, revolving credit arrangements, lines of credit, asset-based lending, equipment leasing, real estate construction loans and mortgage loans. Consumer banking services include various types of deposit accounts, secured and unsecured loans, consumer installment loans, mortgage loans, automobile leasing and other consumer-oriented services.

     The Subsidiary Banks offer a wide range of money-market services. They underwrite and distribute general obligations of municipal, county and state governments and agencies. In their respective money-center activities, the Subsidiary Banks deal in U.S. Treasury and U.S. Government agency securities, certificates of deposit, foreign exchange, commercial paper, bankers' acceptances, Federal funds and repurchase agreements.

     Fiduciary services are available through all of the Subsidiary Banks and include trustee services for corporate and municipal securities issuers and investment management and advisory services to individuals, corporations, organizations and other institutional investors. The Subsidiary Banks act as investment adviser to and provide management services for a number of mutual funds, including several proprietary funds of First Fidelity designed primarily for trust customers and corporate and retail banking customers of the Subsidiary Banks. The Subsidiary Banks administer, in a fiduciary capacity, pensions, personal trusts and estates. They also act as transfer agent, registrar, paying agent and in other corporate agency capacities.

     The Subsidiary Banks offer international banking services through their domestic offices, correspondent banks, and foreign offices. The Subsidiary Banks' foreign banking and international activities presently consist primarily of short-term trade related financings and the extension of credit to foreign banks and governments and foreign and multinational companies.

Nonbank Subsidiaries

     The Company has several nonbank subsidiaries, including entities which provide insurance brokerage services, community development assistance, securities brokerage services and consumer leasing.

                        COMMITMENTS AND LINES OF CREDIT

     The Subsidiary Banks are obligated under standby and commercial letters of credit on behalf of customers. In addition, the Subsidiary Banks issue lines of credit to customers, generally for periods of up to one year and usually in connection with the provision of working capital for borrowers. For further information regarding such obligations, see Part II, Item 8, "Financial Statements and Supplementary Data -- Note 16 of the Notes to Consolidated Financial Statements".

                                        5
                                  COMPETITION

     The Company and its subsidiaries face vigorous competition from a number of sources, including other bank holding companies and commercial banks, consumer finance companies, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, federal and state savings and loan associations, savings banks, credit unions and industrial savings banks actively compete to provide a wide variety of banking services. Mortgage banking firms, real estate investment trusts, finance companies, insurance companies, leasing companies, brokerage and factoring companies, financial affiliates of industrial companies and government agencies provide additional competition for loans and for many other financial services. The Subsidiary Banks also currently compete for interest-bearing funds with a number of other financial intermediaries, including brokerage firms and mutual funds, which offer a diverse range of investment alternatives.

     First Fidelity's competition is not limited to financial institutions based in New Jersey, Pennsylvania, Connecticut and New York. A number of large out-of-state and foreign banks, bank holding companies, consumer finance companies and other financial institutions have an established market presence in New Jersey, Pennsylvania, Connecticut and the greater New York City area, including Westchester County. Many of the financial institutions operating in First Fidelity's market area engage in local, regional, national and international operations and some of such institutions are larger than the Company.

                           SUPERVISION AND REGULATION

General

     The Company, Northeast and FFI are bank holding companies within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and are registered as such with the Federal Reserve Board. As bank holding companies, the Company and FFI also are subject to regulation by the New Jersey Department of Banking (the "New Jersey Department"), and the Company and Northeast are subject to regulation by the Connecticut Department of Banking (the "Connecticut Department").

     First Fidelity Bank and FFB-NY are national banks subject to the regulation and supervision of, and regular examination by, the Office of the Comptroller of the Currency (the "OCC"), as well as regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Federal Reserve Board. Union Trust is subject to the regulation and supervision of, and regular examination by, the FDIC and the Connecticut Department.

     Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable law or regulation could have a material effect on the business and prospects of the Subsidiary Banks and the Company.

Government Regulation

     Each of First Fidelity, FFI and Northeast is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Act. Annual and other periodic reports also are required to be filed with the New Jersey Department and the Connecticut Department. In addition, the Federal Reserve Board makes examinations of bank holding companies and their subsidiaries. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire, directly or indirectly, ownership or control of any voting shares of any company, including a bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such company. See "Acquisitions -- Interstate Banking".

     Capital adequacy guidelines may impede a bank holding company's ability to consummate acquisitions involving consideration with a cash component. For a description of certain applicable guidelines, see "Capital", "FDICIA" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

     Under Federal Reserve Board policy, the Company is expected to act as a source of strength to each Subsidiary Bank and to commit resources to support each Subsidiary Bank. Such support may be required at times when, absent

                                        6
such Federal Reserve Board policy, the Company would not otherwise provide it. In addition, any capital loans by the Company or any subsidiary to any of the Subsidiary Banks would be subordinate in right of payment to deposits and to certain other indebtedness of such Subsidiary Bank.

     The Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage. Generally, permissible activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

     The operations of the Subsidiary Banks are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered and restrictions on the ability to purchase deposits under certain circumstances. Various consumer laws and regulations also affect the operations of the Subsidiary Banks.

     Approval of the OCC is required for branching of Subsidiary Banks that are national banks and for bank mergers in which the continuing bank is a national bank. Approval of the Office of Thrift Supervision is required in connection with certain acquisitions of thrift institutions as well as for establishment of a de novo federal savings bank. In addition, approval of the relevant state banking authorities and the FDIC is required in connection with certain fundamental corporate changes involving state-chartered banks (such as Union Trust) or other banking entities.

     Federal law provides for the enforcement of any pro rata assessment of stockholders of a national bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FFI and Northeast, as stockholders of the Subsidiary Banks, are subject to such provisions.

Acquisitions -- Interstate Banking

     First Fidelity is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. Acquisitions that may be under consideration at any time include, without limitation, acquisitions of banking organizations and thrift or savings type associations or their assets or liabilities or acquisitions of other financial services companies or their assets or liabilities. Companies targeted by First Fidelity for acquisition would generally be based in markets in which the Company presently operates or in markets in proximity to one of the Company's then existing markets. First Fidelity contemplates that any such acquisitions would be financed through a combination of working capital and issuances of equity and debt securities.

     Federal law precludes the Federal Reserve Board from approving the acquisition by a bank holding company of the voting shares of, or substantially all the assets of, any bank (or its holding company) located in a state other than that in which the acquiring bank holding company's banking subsidiaries conducted their principal operations on the date such company became a bank holding company unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Many states, including New Jersey, Pennsylvania, Connecticut and New York, have adopted legislation which permits banks and bank holding companies resident in such states to acquire banks and bank holding companies in states with reciprocal legislation.

Dividend Restrictions

     The Company is a legal entity separate and distinct from the Subsidiary Banks and its nonbank subsidiaries. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by FFI and Northeast from dividends received from their respective Subsidiary Banks. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies.

     Each Subsidiary Bank that is a national association is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of such bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. The OCC's regulations define the calculation of net profits to include the provision for possible credit losses and exclude actual charge-offs. National banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined).

                                        7
     In addition, payment of dividends by a Subsidiary Bank will be prohibited under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") in the event such Subsidiary Bank would become "undercapitalized" under the guidelines described below as a result of such distribution. Moreover, in connection with its approval of deposit insurance for newly-formed national banks, the FDIC has adopted a general policy of restricting the ability of any newly-formed insured entity from paying dividends for a 3 year period following formation. In connection with the formation of FFB-NY in June 1992, First Fidelity agreed to obtain the approval of the FDIC prior to causing FFB-NY to pay out dividends during the bank's first 3 years of existence. Connecticut banking statutes provide that Connecticut-chartered banks may pay dividends only out of "net profits", defined as the remainder of earnings from current operations, and limited in amount per year to the total of net profits for that year combined with retained net profits of the preceding two years.

     Under the above-mentioned restrictions, in 1994 the Subsidiary Banks, without affirmative governmental approvals, could declare aggregate dividends of approximately $281 million plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned by the Subsidiary Banks for the period from January 1, 1994 through the date of declaration less dividends previously paid in 1994, subject to the limitations described elsewhere herein. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

     If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such authority may require that such bank or bank holding company cease and desist from such practice or, as a result of an unrelated practice, require the bank or bank holding company to limit dividends in the future. In addition, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Finally, as described elsewhere herein, the regulatory authorities have established guidelines and under FDICIA have adopted regulations (and may in the future adopt additional regulations) with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Company and its bank and bank holding company affiliates may pay. In addition, the Company and its Subsidiary Banks discuss overall capital adequacy, including the payment of dividends, on at least a quarterly basis with their respective appropriate Federal regulatory authorities.

Borrowings by the Company

     Federal law prevents the Company and certain of its affiliates (with certain exceptions), including FFI and Northeast, from borrowing from the Subsidiary Banks, unless such borrowings are secured by specified amounts and types of collateral. Additionally, such secured loans to any one affiliate are generally limited to 10% of each such Subsidiary Bank's capital and surplus and, in the aggregate with respect to the Company and all of such affiliates, to 20% of each such Subsidiary Bank's capital and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Capital

     The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be common equity and qualifying perpetual preferred stock, less goodwill ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, a designated amount of qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio (Tier I capital to quarterly average total assets less goodwill) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. The Federal Reserve Board has not advised First Fidelity of

                                        8
any specific minimum leverage ratio under these guidelines which would be applicable to First Fidelity. The guidelines also indicate that, when appropriate, including when a bank holding company is undertaking expansion, engaging in new activities or otherwise facing unusual or abnormal risk, the Federal Reserve Board will consider a "tangible Tier I leverage ratio" (deducting all intangibles) in making an overall assessment of capital adequacy. Failure to satisfy regulators that a bank holding company will comply fully with capital adequacy guidelines upon consummation of an acquisition may impede the ability of a bank holding company to consummate such acquisition, particularly if the acquisition involves payment of consideration other than common stock. In most cases, the regulatory agencies will not approve acquisitions by bank holding companies and banks unless their capital ratios are well above regulatory minimums.

     In 1993, the Federal Reserve Board adopted changes to the risk-based capital and leverage ratio calculations which require that most intangibles, including core deposit intangibles and goodwill (but excluding qualifying purchased credit card relationships and purchased mortgage servicing rights), be deducted for the purpose of calculating Tier I and total capital. Under the rule, bank holding companies are permitted (for supervisory purposes but not for application purposes) to include certain identifiable intangible assets, such as core deposit intangibles, in calculating capital to the extent that such intangibles were acquired prior to February 19, 1992. Institutions must deduct all intangible assets (other than qualifying purchased credit card relationships and purchased mortgage servicing rights) in the calculation of capital for application purposes. The rule applies to bank holding companies as well as to state member banks. The OCC adopted similar rules applicable to the Subsidiary Banks. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

     The Company's Subsidiary Banks are subject to capital requirements which generally are similar to those affecting the Company. As described below under "FDICIA", the federal banking agencies have established certain minimum levels of capital which are consistent with statutory requirements. As of December 31, 1993 and 1992, the Company and the Subsidiary Banks had capital in excess of all regulatory minimums, including the higher minimum capital and leverage ratios agreed to by the Company in connection with acquisitions during 1990, 1991 and 1992.

     The Federal Reserve Board, the FDIC and the OCC issued a proposed rule in September 1993 (to become effective for First Fidelity on December 31, 1994) to implement the requirement under FDICIA that risk-based capital standards take account of interest rate risk. The proposed rule focuses on institutions having relatively high levels of measured interest rate risk, and considers the effect that changing interest rates would have upon the value of an institution's assets, liabilities, and off balance-sheet positions. First Fidelity's risk profile (as defined) is such that the rule, if adopted in substantially the form proposed, is expected to have no impact on the capital ratios or operations of the Company and its Subsidiary Banks.

FDICIA

     Upon its enactment in December 1991, FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

     Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements in order to minimize losses to the FDIC. FDICIA establishes five capital classifications: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized" and imposes significant restrictions on the operations of a bank that is not at least adequately capitalized. A depository institution's capital classification depends upon its capital levels in relation to various relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.

     A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The critical capital level is a level of tangible equity equal to not less than 2% of total assets and not more than 65% of the minimum leverage ratio at levels prescribed by regulation (except to the extent that 2% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating or is deemed to be in an unsafe or

                                        9
unsound condition or to be engaging in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1993, all of the Company's Subsidiary Banks were "well capitalized" as defined under FDICIA. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and prohibitions on the payment of interest rates on deposits in excess of 75 basis points above the average market yields for comparable deposits. In addition, such institutions must submit a capital restoration plan which is acceptable to applicable federal banking agencies and which must include a guarantee from the parent holding company that the institution will comply with such plan.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets or to cease accepting deposits from correspondent banks and restrictions on senior executive compensation and on inter-affiliate transactions. Critically undercapitalized institutions are subject to a number of additional restrictions, including the appointment of a receiver or conservator.

     Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution. FDICIA also contains a variety of other provisions that affect the operations of the Company, including certain reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of state-chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

     Finally, FDICIA limits the discretion of the FDIC with respect to deposit insurance coverage by requiring that, except in very limited circumstances, the FDIC's course of action in resolving a problem bank must constitute the "least costly resolution" for the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"), as the case may be. The FDIC has interpreted this standard as requiring it not to protect deposits exceeding the $100,000 insurance limit in more situations than was previously the case. In addition, FDICIA prohibits payments by the FDIC on uninsured deposits in foreign branches of U.S. banks, and effective no later than 1994, will severely limit the "too big to fail" doctrine under which the FDIC formerly protected deposits exceeding the $100,000 insurance limit in certain failed banking institutions.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. FIRREA and the Crime Control Act of 1990 expand the enforcement powers available to federal banking regulators, including providing greater flexibility to impose enforcement action, expanding the category of persons dealing with a bank who are subject to enforcement

                                       10
action, and increasing the potential civil and criminal penalties. In addition, in the event of a holding company insolvency, the Crime Control Act of 1990 affords a priority in respect of capital commitments made by the holding company on behalf of its Subsidiary Banks. The consummation of the Investment Agreement caused the FDIC-insured depository institutions controlled by Santander and the FDIC-insured depository institutions controlled by the Company to become commonly controlled for FIRREA purposes, and would have subjected these institutions to the foregoing provisions were it not for the grant of an exemption from liability by the FDIC which was granted effective December 27, 1991. A condition to effectiveness of such exemption is a requirement that Santander not control 25% or more of the voting securities of the Company. See also "FDICIA".

Annual Insurance Assessments

     Under FIRREA, the Federal Savings and Loan Insurance Corporation, which insured savings and loan associations and federal savings banks, was replaced by the SAIF, which is administered by the FDIC. A separate fund, the BIF, which was essentially a continuation of the FDIC's then existing fund, was established for banks and state savings banks. The Subsidiary Banks generally are subject to deposit insurance assessments by BIF. As a result, however, of the Company's acquisition of various branches and deposits of SAIF insured depository institutions, a portion of the Company's deposit base is subject to deposit insurance assessment by SAIF.

     The FDIC developed a transitional risk-based assessment system, under which, beginning on January 1, 1993, the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution also is to be assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution will be assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.23% per annum (for well capitalized Subgroup A institutions) and 0.31% per annum (for undercapitalized Subgroup C institutions), and the FDIC has indicated that it may expand the differential between the maximum and minimum rates. Well capitalized Subgroup B and Subgroup C institutions will be assigned assessment rates per $100 of insured deposits of 0.26% per annum and 0.29% per annum, respectively. As of December 31, 1993, all Subsidiary Banks were well capitalized.

     Although it remains possible that BIF and SAIF insurance assessments could be further increased and/or that there may be a special additional assessment, based upon public statements by regulatory authorities regarding the insurance funds, the Company does not anticipate that there will be any material increase in assessments in the near future. A significant increase in the assessment could have an adverse impact on the Company's results of operations.

Other Matters

     First Fidelity's Common Stock, preferred stock, par value $1.00 per share (the "Preferred Stock"), and Preferred Share Purchase Rights are registered under the Securities Exchange Act of 1934. As a result, the Company and such securities are subject to the Securities and Exchange Commission's rules regarding, among other things, the filing of public reports, the solicitation of proxies, the disclosure of beneficial ownership of certain securities, short swing profits and the conduct of tender offers.

                        EFFECT OF GOVERNMENTAL POLICIES

     The earnings of the Subsidiary Banks and, therefore, of the Company are affected not only by domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies (particularly the Federal Reserve Board), foreign governments and other official agencies. The Federal Reserve Board can and does implement national monetary policy, such as the curbing of inflation and combating of recession, by its open market operations in United States Government securities, control of the discount rate applicable to borrowings and the establishment of reserve requirements against deposits and certain liabilities of depository institutions. The actions of the Federal Reserve Board influence the level of loans, investments and deposits and also

                                       11
affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary and fiscal policies are not predictable.

     From time to time, various proposals are made in the United States Congress and the New Jersey, Pennsylvania, New York and Connecticut legislatures and before various regulatory authorities which would alter the powers of different types of banking organizations or remove restrictions on such organizations and which would change the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether any of such proposals will be adopted and the impact, if any, of such adoption on the business of the Company.

ITEM 2.  PROPERTIES

     As of December 31, 1993, the Company had 765 properties, of which 397 were owned (including 30 on leased land) and 368 were leased. The owned properties aggregate approximately 4.6 million square feet. The leased properties aggregate approximately 2.7 million square feet and, in 1993, required (with the 30 land leases) approximately $29.5 million in rental payments.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party (as plaintiff or defendant) to a number of lawsuits. While any litigation carries an element of uncertainty, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age (as of December 31, 1993) of each current executive officer of the Company, the positions and offices with the Company and its subsidiaries presently held by each such officer and a brief account of the business experience of each such officer for the past five years. Each officer is appointed by the Company's Board of Directors to serve for a term of one year. Unless otherwise noted, each officer has held the position indicated for at least five years.

                               EXECUTIVE
                                OFFICER              POSITION WITH FIRST FIDELITY AND ITS
       NAME AND AGE              SINCE                 SUBSIDIARIES; BUSINESS EXPERIENCE
- ---------------------------    ----------    -----------------------------------------------------
Jay A. Anglada, 54                1988       Executive Vice President and Head of Trust Activities
                                               (1989 to date) of the Company; Executive Vice
                                               President and Senior Trust Officer (1989 to date)
                                               of First Fidelity Bank
Roland K. Bullard II, 49          1991       Senior Executive Vice President (May 1991 to date) of
                                               the Company; held various executive positions with
                                               CoreStates Financial Corp. and its Subsidiaries
                                               (prior years to April 1991)
Anthony R. Burriesci, 46          1990       Executive Vice President and Corporate Controller
                                               (April 1990 to date) of the Company; Executive Vice
                                               President (1989 to April 1990) of The Bank of New
                                               York

                                       12

                               EXECUTIVE
                                OFFICER              POSITION WITH FIRST FIDELITY AND ITS
       NAME AND AGE              SINCE                 SUBSIDIARIES; BUSINESS EXPERIENCE
- ---------------------------    ----------    -----------------------------------------------------
Michael A. Gallagher, 46          1993       Executive Vice President, Corporate Operations and
                                               Systems (June 1993 to date) of the Company; Senior
                                               Vice President, Staff Services (June 1990 to May
                                               1993) of the Company; Vice President (prior years
                                               to May 1990) of Chase Manhattan Bank, N.A.
Leslie E. Goodman, 50             1988       Senior Executive Vice President (February 1990 to
                                               date) of the Company; held various executive
                                               positions with the Company and its subsidiaries
                                               (prior years to February 1990)
William A. Karmen, 52             1988       Executive Vice President, Human Resources (1989 to
                                               date) of the Company
Michael L. LaRusso, 48            1990       Executive Vice President (December 1990 to date) and
                                               Senior Vice President and Director of Audit and
                                               Policy Development (February 1990 to December 1990)
                                               of the Company; Senior National Bank Examiner
                                               (prior years to February 1990) of the OCC
James L. Mitchell, 56             1990       General Counsel (May 1990 to date) and Executive Vice
                                               President and Secretary (July 1990 to date) of the
                                               Company; Deputy General Counsel (prior years to May
                                               1990) of Citicorp and Citibank, N.A.
Thomas H. O'Brien, Jr., 50        1993       Executive Vice President (January 1992 to date) of
                                               the Company; President and Chief Operating Officer
                                               (June 1993 to date) of Union Trust; Senior Vice
                                               President (March 1990 to December 1992) of the
                                               Company; Executive Vice President/Chief Credit
                                               Policy Officer and various other positions (prior
                                               years to March 1990) of Chemical New Jersey
                                               Holdings, Inc. and Senior Vice President of
                                               Chemical Banking Corp.
Peter C. Palmieri, 59             1990       Vice Chairman and Chief Credit Officer (February 1990
                                               to date) of the Company; Senior Executive Vice
                                               President (prior years to February 1990) of The
                                               Bank of New York
Donald C. Parcells, 50            1990       Executive Vice President (June 1993 to date) for
                                               Consumer Banking; Executive Vice President
                                               (December 1990 to June 1993) and Senior Vice
                                               President and Project Director for Corporate
                                               Operations and Systems (February 1990 to December
                                               1990) of the Company; Managing Director,
                                               Institutional Product Group (prior years to
                                               February 1990) of Marine Midland Bank, N.A.
Frederick H. Pennekamp, 45        1988       Executive Vice President (1989 to date) and Treasurer
                                               (1988 to date) of the Company

                                       13

                               EXECUTIVE
                                OFFICER              POSITION WITH FIRST FIDELITY AND ITS
       NAME AND AGE              SINCE                 SUBSIDIARIES; BUSINESS EXPERIENCE
- ---------------------------    ----------    -----------------------------------------------------
Wolfgang Schoellkopf, 61          1990       Vice Chairman and Chief Financial Officer (March 1990
                                               to date) of the Company; Executive Vice President
                                               (prior years to March 1990) of Shearson Lehman
                                               Hutton Inc.
Anthony P. Terracciano, 55        1990       Chairman of the Board, President and Chief Executive
                                               Officer (February 1990 to date) of the Company;
                                               President and Chief Operating Officer (prior years
                                               to February 1990) of Mellon Bank Corporation and
                                               Mellon Bank
Kenneth H. Thorn, 45              1991       Executive Vice President (May 1991 to date) of the
                                               Company; President and Chief Operating Officer,
                                               FFB-NY (August 1993 to date); President, Chief
                                               Operating Officer and Director (July 1989 through
                                               December 1990) of United Savings Association of
                                               Texas F.S.B. and United Savings Association of the
                                               Southwest F.S.B.; Executive Vice President and
                                               Manager, Consumer Banking Department (prior years
                                               to June 1989) of Texas Commerce Bancshares and
                                               Texas Commerce Bank N.A.

                                       14
                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     First Fidelity's Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock, as reported in the consolidated transaction reporting system, and the dividends declared thereon, for the periods indicated below:

                                                                              HIGH     LOW     DIVIDEND
                                                                              -----   -----    --------
     1993
     -----------------------------------------------------------------------
       Quarter ended December 31, 1993...................................... $47     $40 1/8     $.37
       Quarter ended September 30, 1993.....................................  49 1/2  45 3/8      .37
       Quarter ended June 30, 1993..........................................  51      42 3/8      .37
       Quarter ended March 31, 1993.........................................  52 3/8  42 7/8      .33
     1992
     -----------------------------------------------------------------------
       Quarter ended December 31, 1992......................................  46      34 1/2      .33
       Quarter ended September 30, 1992.....................................  39 3/8  33 3/4      .30
       Quarter ended June 30, 1992..........................................  38 1/2  32 1/8      .30
       Quarter ended March 31, 1992.........................................  36 1/8  30 1/2      .30

- ---------------
On January 20, 1994, the Company raised its regular quarterly dividend on its Common Stock to $.42 per share.

     Federal and state laws and regulations contain restrictions on the ability of the Company, the Subsidiary Banks and the Company's intermediate bank holding companies to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, "Business -- Supervision and Regulation -- Dividend Restrictions" and Part II, Item 8, "Financial Statements and Supplementary
Data -- Note 12 of the Notes to Consolidated Financial Statements". In addition, in connection with the formation of FFB-NY, the Company agreed to certain restrictions on the ability of that entity to pay dividends. See Part I, Item 1, "Business -- Supervision and Regulation -- Dividend Restrictions".

     As of December 31, 1993, the Company had approximately 29,600 holders of record of its Common Stock.

                                       15
ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with First Fidelity's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                                  YEAR ENDED DECEMBER 31
                                                          -----------------------------------------------------------------------
                                                             1993           1992           1991           1990           1989
                                                          -----------    -----------    -----------    -----------    -----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Interest income (taxable equivalent)....................  $ 2,078,936    $ 2,168,744    $ 2,431,462    $ 2,773,458    $ 2,753,913
Interest expense........................................      691,513        920,712      1,327,889      1,712,137      1,693,812
                                                          -----------    -----------    -----------    -----------    -----------
Net interest income (taxable equivalent)................    1,387,423      1,248,032      1,103,573      1,061,321      1,060,101
Less: tax equivalent adjustment.........................       33,740         39,463         47,502         53,890         76,136
                                                          -----------    -----------    -----------    -----------    -----------
  Net Interest Income...................................    1,353,683      1,208,569      1,056,071      1,007,431        983,965
Provision for possible credit losses....................      148,000        228,000        298,000        498,000        200,254
                                                          -----------    -----------    -----------    -----------    -----------
  Net Interest Income after Provision for
    Possible Credit Losses..............................    1,205,683        980,569        758,071        509,431        783,711
Net securities transactions.............................        7,017          4,825         53,566         24,387         18,244
Other non-interest income...............................      376,483        327,551        340,124        338,083        332,006
Non-interest expense....................................    1,014,699        916,846        871,747        883,151        945,797
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and cumulative effect
  of changes in
  accounting principles.................................      574,484        396,099        280,014        (11,250)       188,164
Income taxes (benefit)..................................      178,025         82,362         58,773         (5,125)        28,616
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of changes in
  accounting principles.................................      396,459        313,737        221,241         (6,125)       159,548
Cumulative effect of changes in accounting principles,
  net of tax............................................        2,373             --             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
  Net Income (Loss).....................................      398,832        313,737        221,241         (6,125)       159,548
Dividends on Preferred Stock............................       20,653         21,061         17,176         13,283         13,343
                                                          -----------    -----------    -----------    -----------    -----------
  Net Income (Loss) Applicable to Common Stock..........  $   378,179    $   292,676    $   204,065    $   (19,408)   $   146,205
                                                          -----------    -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------    -----------
PER COMMON SHARE:
Primary:
  Income (loss) before cumulative effect of changes in
    accounting principles...............................       $ 4.63         $ 3.89         $ 3.37         $ (.33)        $ 2.51
  Cumulative effect of changes in accounting principles,
    net of tax..........................................          .03             --             --             --             --
  Net income (loss) -- primary..........................         4.66           3.89           3.37           (.33)          2.51
Fully diluted (1):
  Income (loss) before cumulative effect of changes in
    accounting principles...............................         4.55           3.77           3.31             --             --
  Cumulative effect of changes in accounting principles,
    net of tax..........................................          .03             --             --             --             --
  Net income (loss) -- fully diluted....................         4.58           3.77           3.31             --             --
Dividends(2)............................................         1.44           1.23           1.20           1.10           2.00
Book value..............................................        31.39          27.33          24.35          22.22          24.07
Average shares outstanding:
  Primary...............................................   81,207,162     75,219,642     60,562,567     59,189,692     58,266,909
  Fully diluted.........................................   84,980,978     80,523,116     64,785,955     63,005,045     62,082,312
RATIOS:
Return on average assets(3).............................         1.27%          1.06%           .77%          (.02)%          .55%
Return on average stockholders' equity(3)...............        16.19          15.18          13.69           (.40)         10.13
Return on average common stockholders' equity(4)........        16.94          15.96          14.35          (1.42)         10.31
Average stockholders' equity to average assets..........         7.82           7.01           5.63           5.10           5.47
Common dividend payout(5)...............................           31             30             35             --             80
FINANCIAL CONDITION AT YEAR-END:
Assets..................................................  $33,762,585    $31,480,297    $30,215,229    $29,110,344    $30,727,815
Loans...................................................   21,386,911     18,377,695     17,341,517     18,530,304     19,631,808
Deposits................................................   28,143,022     27,004,835     25,218,550     23,080,110     22,872,460
Long-term debt..........................................      613,058        581,508        918,885      1,116,987        780,438
Preferred Stock.........................................      230,422        232,172        232,236        157,271        157,271
Common stockholders' equity.............................    2,508,006      2,025,478      1,712,546      1,325,182      1,407,695

- ---------------
(1) Anti-dilutive in years prior to 1991.
(2) As a result of a change in the schedule of Common Stock dividend declaration dates in 1990, the fourth quarter of 1990 regular common dividend was declared on January 17, 1991, payable on February 8, 1991, to stockholders of record on January 28, 1991.
(3) Net income (loss).
(4) Net income (loss) applicable to Common Stock.
(5) Not statistically meaningful in 1990.

                                       16
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing later in this document. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1993 data.

Summary

     First Fidelity's net income before the cumulative effect of changes in accounting principles for the year ended December 31, 1993 was $396.5 million, or $4.63 per common share on a primary basis and $4.55 per common share on a fully-diluted basis. These results compare to net income of $313.7 million, or $3.89 per common share on a primary basis and $3.77 per common share on a fully-diluted basis for the year 1992. The Company's net income in 1991 was $221.2 million, or $3.37 per common share on a primary basis and $3.31 per common share on a fully-diluted basis. The cumulative effect of changes in accounting principles, net of related taxes, increased net income $2.4 million, or $.03 per common share on both a primary and fully-diluted basis for 1993. Net income including the cumulative effect of changes in accounting principles was $398.8 million, or $4.66 per common share on a primary basis and $4.58 per common share on a fully-diluted basis.

     The 27.1% improvement in 1993 net income over 1992 reflects stronger net interest income, a lower provision for possible credit losses and higher non-interest income, partly offset by higher non-interest expense, primarily due to acquisitions, and an increased provision for income taxes.

     Total non-performing assets decreased 29% to $494.7 million at December 31, 1993, from $695.7 million at December 31, 1992, due to continuing workout and collection efforts, including repayments, charge-offs, transfers to "assets held for sale" and fewer additions to non-performing loans. Excluding non-performing assets related to 1993 acquisitions of $61.0 million at December 31, 1993, and including assets classified as "held for sale" of $88.4 million at December 31, 1993, total non-performing assets would have declined by $173.6 million from December 31, 1992. The ratio of non-performing loans to total loans declined from 2.76% at December 31, 1992 to 1.77% at December 31, 1993. The ratio reflects significant improvements in the Company's asset quality as well as the transfer of non-performing assets to the "assets held for sale" portfolio. The significant decline in non-performing loans, in combination with a slight decrease in the reserve for possible credit losses, resulted in the coverage of non-performing loans by the reserve increasing to 159% at December 31, 1993 from 121% at December 31, 1992.

     The Company's capital base was further strengthened by $480.8 million in 1993, primarily through the retention of earnings, the issuance of Common Stock in connection with acquisitions, and the exercise of Warrants and Acquisition Gross Up Rights by Santander in connection with the Company's acquisitions of Northeast and Village. Return on average stockholders' equity was 16.19% in 1993, compared to 15.18% in 1992 and 13.69% in 1991. Return on average assets was 1.27% in 1993 compared to 1.06% in 1992 and 0.77% in 1991.

     During 1993, the Company expanded its branch network into Connecticut with the acquisition of Northeast and enhanced its New York and New Jersey presence through the acquisitions of Peoples, Village and Dime. The Peoples acquisition, which was consummated on December 30, 1993 and accounted for as a purchase, is reflected in the Company's Consolidated Statement of Condition at December 31, 1993 but had no significant impact on the Company's 1993 earnings.

     In the last half of 1993, the Company entered into agreements to acquire three banks in Connecticut, Pennsylvania and New York for a total of approximately $67.4 million in cash. The combined assets and deposits at December 31, 1993 of the three banks were approximately $705 million and $508 million, respectively. The proposed acquisitions are not expected to have a significant impact on First Fidelity's liquidity or financial position. The Company also believes that the acquisitions, if consummated as planned, will have a modestly positive effect on its consolidated results of operations for 1994. See Part I, Item 1, "Business -- Recent Transactions -- Acquisitions and Joint Ventures".

                                       17
                             RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the largest component of First Fidelity's operating income. Net interest income, on a taxable equivalent basis, totaled $1,387 million and $1,248 million in 1993 and 1992, respectively. The increase in net interest income for 1993 was primarily due to a higher level of average earning assets. The increase also reflected a wider spread between the rates earned on earning assets and the average cost of interest-bearing liabilities, as rates paid on deposits and short-term borrowings continued to decline more rapidly than rates earned on loans and securities. In addition, higher noninterest-bearing liabilities, increased stockholders' equity, and a steady decline in non-performing assets had a positive impact. The increase in net interest income also reflects growth in residential mortgage and installment loans, due primarily to acquisitions.

     Earning assets averaged $28.4 billion in 1993, which was $1.4 billion or 5% above the 1992 level. The increase primarily resulted from a $1.6 billion or 29% increase in average mortgage loans, a $564.5 million or 11% increase in average installment loans and a $496.1 million or 8% increase in average securities, partially offset by a $601.8 million or 29% decrease in time deposits with banks, a $420.2 million or 45% decrease in average federal funds sold and securities purchased under agreements to resell and a $215.7 million or 3% decrease in average commercial loans. The increase in average mortgage and installment loans was the result of The Howard Savings Bank ("Howard"), Northeast and Village acquisitions, partially offset by paydowns on outstanding loan balances.

     For 1993, average core deposits, comprised of demand deposits, savings and Negotiable Order of Withdrawal ("NOW") accounts, money market deposits and consumer certificates of deposit, increased 8% over the prior year level (as a result of 1993 acquisitions, as well as the full year effect of the Howard acquisition on October 2, 1992) to $25.9 billion and funded 91% of average earning assets. In comparison, average core deposits were $24.1 billion and funded 89% of average earning assets during 1992. The increase consisted of higher levels of savings and NOW account deposits and demand deposits, partially offset by slightly lower levels of consumer certificates of deposit and money market deposit accounts. The higher average deposit balances reflect the impact of acquisitions, partially offset by deposit run-off, which, the Company believes, largely resulted from a shift by consumers to alternative market instruments.

     The overall increase in relatively inexpensive core deposits enabled the Company to reduce its reliance on funds purchased in the financial markets. Short-term borrowings, primarily federal funds purchased, securities sold under repurchase agreements, demand notes issued to the United States Treasury, and commercial paper, averaged $1.2 billion in 1993 compared to $1.3 billion in 1992. The Company also reduced average long-term debt from $738.2 million in 1992 to $591.4 million in 1993. In June, 1993, the Company issued $150 million of 6.8% subordinated notes. Additionally, on February 2, 1994, the Company issued $200 million of floating rate senior notes. During 1993, average corporate certificates of deposit and deposits in overseas offices remained relatively unchanged from the 1992 level.

     Non-performing assets (which exclude loans 90 days past due and still accruing, segregated assets and assets held for sale) continued to decline during 1993. Total non-performing assets declined 29%, or $200.9 million to $494.7 million at December 31, 1993, compared to $695.7 million at December 31, 1992. Non-accruing and restructured loans were $365.0 million and $13.9 million, respectively, at December 31, 1993 as compared to $470.7 million and $35.6 million, respectively, at December 31, 1992.

     The net interest margin -- taxable equivalent net interest income as a percentage of earning assets -- increased in 1993 to 4.86% from 4.59% for 1992. The increase in the net interest margin was primarily due to a more rapid decline in the average rates paid on interest-bearing liabilities than earned on earning assets during 1993. Net interest income continued to benefit from a relative shift in the loan portfolio mix to higher-yielding consumer and residential mortgage loans from commercial loans, as well as a shift in the mix of deposits from the currently higher cost consumer time deposits to savings/NOW accounts. A lower level of non-performing assets, as well as an increase in non-interest-bearing sources of funds such as stockholders' equity and demand deposits, also contributed to the improvement in net interest margin.

     In 1993, the net interest margin percentage continued to increase during the first and second quarters, declined in the third quarter but increased slightly in the fourth quarter. See Item 8, "Financial Statements and Supplementary

                                       18
Data -- (b) Summary of Quarterly Financial Information". After the first quarter of 1993, average rates paid on interest-bearing liabilities and earned on earning assets declined at nearly the same pace for the remainder of the year. First Fidelity presently expects that its net interest margin percentage may decline modestly in 1994, as higher yielding assets mature, as certain deposit rates may trend higher in 1994, and as recent acquisitions initially tend to reduce the overall average margin while adding to net interest income.

The following table reflects the components of net interest income, setting forth, for each of the three years in the period ended December 31, 1993, (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on earning assets and interest expense paid on interest-bearing liabilities, (iii) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the Company's net interest income/spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities) and (v) the net interest margin.

                          NET INTEREST INCOME SUMMARY

                                           1993                              1992                              1991
                              -------------------------------   -------------------------------   -------------------------------
                                            INTEREST  AVERAGE                 INTEREST  AVERAGE                 INTEREST  AVERAGE
                                AVERAGE     INCOME/   INTEREST    AVERAGE     INCOME/   INTEREST    AVERAGE     INCOME/   INTEREST
                                BALANCE     EXPENSE    RATE       BALANCE     EXPENSE    RATE       BALANCE     EXPENSE    RATE
                              -----------  ---------- -------   -----------  ---------- -------   -----------  ---------- -------
                                                 (DOLLARS IN THOUSANDS -- TAXABLE EQUIVALENT BASIS)(1)
ASSETS
 Earning Assets(2)
   Loans in domestic offices
     Commercial.............. $ 6,609,912  $  486,812   7.26%   $ 6,825,594  $  553,667   7.98%   $ 7,748,509  $  707,064   9.00%
     Installment.............   5,521,449     460,482   8.34      4,956,929     467,527   9.43      4,966,324     525,471  10.58
     Mortgage................   7,112,717     590,303   8.30      5,522,811     497,834   9.01      4,686,871     462,895   9.88
   Loans in overseas
     offices.................     120,890       5,724   4.73        123,986       7,976   6.43        127,963      11,048   8.63
                              -----------  ----------           -----------  ----------           -----------  ----------
     Total Loans.............  19,364,968   1,543,321   7.94     17,429,320   1,527,004   8.71     17,529,667   1,706,478   9.68
   Taxable mortgage-backed
     securities(3)...........   3,888,499     248,667   6.39      4,053,684     310,005   7.65             --          --     --
   Other taxable
     securities..............   2,356,125     127,302   5.40      1,545,303     103,885   6.72      5,229,548     457,382   8.75
   Tax-exempt securities.....     638,858      70,425  11.02        788,352      82,831  10.51        907,395      96,199  10.60
   Time deposits with
     banks...................   1,487,121      66,308   4.40      2,088,964     104,524   4.92      1,550,567     103,347   6.57
   Federal funds sold and
     securities purchased
     under agreements to
     resell..................     508,408      16,176   3.14        928,574      33,578   3.56        961,234      59,778   6.13
   Trading account...........     160,997       6,737   4.18        134,634       6,917   5.14        107,058       8,278   7.73
                              -----------  ----------           -----------  ----------           -----------  ----------
     Total Earning Assets....  28,404,976   2,078,936   7.29     26,968,831   2,168,744   8.00     26,285,469   2,431,462   9.20
 Reserve for possible credit
   losses....................    (646,137)                         (633,361)                         (605,544)
 Cash and due from banks.....   1,751,760                         1,645,225                         1,562,972
 Other assets................   1,998,617                         1,494,174                         1,483,863
                              -----------                       -----------                       -----------
     Total Assets............ $31,509,216                       $29,474,869                       $28,726,760
                              -----------                       -----------                       -----------
                              -----------                       -----------                       -----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY
 Demand deposits............. $ 4,847,958                       $ 4,355,861                       $ 4,007,090
                              -----------                       -----------                       -----------
 Interest-bearing liabilities
   Savings/NOW deposits......   8,290,859     175,348   2.11      6,689,758     216,292   3.23      5,515,033     255,456   4.63
   Money market deposit
     accounts................   3,943,278      95,765   2.43      3,983,421     129,133   3.24      3,822,295     199,270   5.21
   Other consumer time
     deposits................   8,850,184     329,486   3.72      9,090,882     449,186   4.94      9,887,671     665,025   6.73
   Corporate certificates of
     deposit.................     427,825      13,247   3.10        436,357      20,708   4.75        645,351      41,198   6.38
   Deposits in overseas
     offices.................     221,437       6,884   3.07        216,714       9,134   4.15        242,747      15,546   6.32
   Short-term borrowings.....   1,165,307      32,199   2.73      1,314,087      43,469   3.25      1,350,563      72,052   5.26
   Long-term debt............     591,397      38,584   6.52        738,200      52,790   7.15      1,004,882      79,342   7.90
                              -----------  ----------           -----------  ----------           -----------  ----------
     Total Interest-Bearing
       Liabilities...........  23,490,287     691,513   2.94     22,469,419     920,712   4.09     22,468,542   1,327,889   5.90
 Other liabilities...........     708,216                           583,078                           634,991
 Preferred stockholders'
   equity....................     230,940                           232,235                           193,619
 Common stockholders'
   equity....................   2,231,815                         1,834,276                         1,422,518
                              -----------                       -----------                       -----------
     Total Liabilities and
       Stockholders'
       Equity................ $31,509,216                       $29,474,869                       $28,726,760
                              -----------  ----------           -----------  ----------           -----------  ----------
                              -----------                       -----------                       -----------
 Net interest
   income/spread.............              $1,387,423   4.35                 $1,248,032   3.91                 $1,103,573   3.30
                                           ----------                        ----------                        ----------
                                           ----------                        ----------                        ----------
 Net interest margin.........                           4.86                              4.59                              4.16
 Tax equivalent adjustments:
   Loans.....................              $   11,421                        $   13,559                        $   16,798
   Tax-exempt securities.....                  22,087                            25,904                            29,738
   Trading account assets....                     232                                --                               966
                                           ----------                        ----------                        ----------
     Total...................              $   33,740                        $   39,463                        $   47,502
                                           ----------                        ----------                        ----------
                                           ----------                        ----------                        ----------

- ---------------
(1) In this table and in other data presented herein on a taxable equivalent basis, income that is exempt from federal income taxes or taxed at a preferential rate, such as interest on state and municipal securities, has been adjusted to a taxable equivalent basis using a federal income tax rate of 35% for 1993 and 34% for 1992 and 1991.

(2) Includes non-performing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.

(3) Includes Collateralized Mortgage Obligations. Detail not available for 1991, as such securities are included in "Other Taxable Securities" for 1991.

                                       19
     The following table demonstrates the relative impact on net interest income of changes in the volume of earning assets and interest-bearing liabilities and changes in rates earned and paid by the Company on such assets and liabilities. For purposes of constructing this table, earning asset averages include non-performing loans.

                              NET INTEREST INCOME
                       CHANGES DUE TO VOLUME AND RATE(1)

                                                    1993 VS. 1992                          1992 VS. 1991
                                          ----------------------------------    -----------------------------------
                                                        INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                       ---------------------                 ----------------------
                                            TOTAL       DUE TO      DUE TO        TOTAL       DUE TO       DUE TO
                                           CHANGE       VOLUME       RATE        CHANGE       VOLUME        RATE
                                          ---------    --------    ---------    ---------    ---------    ---------
                                                           (THOUSANDS -- TAXABLE EQUIVALENT BASIS)
Interest Income
  Loans -- Domestic offices............   $  18,569    $160,478    $(141,909)   $(176,402)   $  (9,341)   $(167,061)
       -- Overseas offices.............      (2,252)       (171)      (2,081)      (3,072)        (300)      (2,772)
  Taxable mortgage-backed securities...     (61,338)    (11,449)     (49,889)         N/A          N/A          N/A
  Other taxable securities(2)..........      23,417      49,151      (25,734)     (43,492)      29,978      (73,470)
  Tax-exempt securities................     (12,406)    (16,070)       3,664      (13,368)     (12,585)        (783)
  Time deposits with banks.............     (38,216)    (28,482)      (9,734)       1,177       31,067      (29,890)
  Federal funds sold and securities
     purchased under agreements to
     resell............................     (17,402)    (14,230)      (3,172)     (26,200)      (1,749)     (24,451)
  Trading account......................        (180)      1,233       (1,413)      (1,361)       1,772       (3,133)
                                          ---------    --------    ---------    ---------    ---------    ---------
     Total Interest Income.............     (89,808)    140,460     (230,268)    (262,718)      38,842     (301,560)
                                          ---------    --------    ---------    ---------    ---------    ---------
Interest Expense
  Savings/Time deposits................    (194,012)     45,151     (239,163)    (325,140)      26,141     (351,281)
  Purchased funds:
          -- Domestic offices..........     (18,731)     (5,214)     (13,517)     (49,073)     (11,478)     (37,595)
          -- Overseas offices..........      (2,250)        143       (2,393)      (6,412)      (1,394)      (5,018)
  Long-term debt.......................     (14,206)    (10,025)      (4,181)     (26,552)     (20,041)      (6,511)
                                          ---------    --------    ---------    ---------    ---------    ---------
     Total Interest Expense............    (229,199)     30,055     (259,254)    (407,177)      (6,772)    (400,405)
                                          ---------    --------    ---------    ---------    ---------    ---------
Net Interest Income....................   $ 139,391    $110,405    $  28,986    $ 144,459    $  45,614    $  98,845
                                          ---------    --------    ---------    ---------    ---------    ---------
                                          ---------    --------    ---------    ---------    ---------    ---------

- ---------------
(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.
(2) Includes mortgage-backed securities for 1992 vs. 1991.

     1993 vs. 1992: The table above indicates an increase in taxable equivalent net interest income of $139.4 million, reflecting an increase due to volume changes of $110.4 million and an increase due to rate changes of $29.0 million. The increase in net interest income for 1993 was primarily due to the higher levels of earning assets as a result of acquisitions. Earning assets averaged $28.4 billion in 1993, $1.4 billion or 5% above the 1992 level. The volume-related change resulted from increased average balances for consumer loans, primarily mortgage loans. An increase in taxable securities was more than offset by reductions in time deposits with banks, other types of securities and money market instruments. Average total loans increased, resulting in an increase to net interest income, which was offset, in part, by the costs associated with the higher level of deposits used to fund such loans. Average core deposits increased nearly 8% over the 1992 level (as a result of acquisitions) to $25.9 billion and funded 91% of average earning assets. The increase consisted of $1.6 billion in savings and NOW accounts and $.5 billion in demand deposits, partly offset by a $.2 billion decrease in consumer certificates of deposit. The rate-related change was primarily attributable to a wider spread between the rates earned on assets and the average cost of interest-bearing liabilities, as such liabilities continued to reprice more rapidly than earning assets in the declining rate environment which prevailed early in 1993.

     1992 vs. 1991: Net interest income, on a taxable equivalent basis, totaled $1,248 million and $1,104 million in 1992 and 1991, respectively. The increase in net interest income for 1992 was primarily due to a wider spread between the rates earned on earning assets and the average cost of interest-bearing liabilities, along with slightly higher levels of average earning assets as a result of acquisitions. Earning assets averaged $27.0 billion in 1992, $683 million or 3% above the 1991 level. The increase primarily resulted from a $538 million, or 35%, increase in average time deposits with banks and a $369 million, or 7%, increase in average taxable securities along with a $267 million,

                                       20
or 27%, reduction in long-term debt, partially offset by a $539 million, or 3%, increase in total average savings and time deposits.

     Average total loans in 1992 were $17.4 billion compared to $17.5 billion in 1991, reflecting a decrease of $923 million in average commercial loans, primarily the result of modest loan demand in a sluggish economic environment, in addition to repayments and charge-offs. The decrease in average commercial loans was nearly offset by an increase in average mortgage loans (mostly consumer) of $836 million. Average core deposits increased 4% for 1992 over the prior year level to $24.1 billion and funded 89% of average earning assets. Average core deposits funded 88% of average earning assets during 1991. The increase was attributable to higher levels of savings and NOW account deposits, demand deposits, and money market deposit accounts, partially offset by a decrease in consumer certificates of deposit. The higher deposit balances reflected the assumption of deposit balances from branch acquisitions. The overall increase in core deposits enabled the Company to reduce average long-term debt by $267 million to $738 million, and reduce its reliance on funds purchased in the financial markets, which averaged $1.3 billion in 1992 compared to $1.4 billion in 1991. The Company reduced relatively higher cost corporate certificates of deposit and deposits in overseas offices from averages of $645 million and $243 million, respectively, during 1991 to $436 million and $217 million, respectively, in 1992.

Non-Interest Income

                    MAJOR COMPONENTS OF NON-INTEREST INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                           (THOUSANDS)
            Trust income......................................   $104,517    $ 86,396    $ 83,784
            Service charges on deposit accounts...............    152,340     139,310     114,406
            Other service charges, commissions and fees.......     85,741      76,374      81,522
            Trading revenue...................................     16,932      16,685      12,254
            Net securities transactions.......................      7,017       4,825      53,566
            Other income......................................     16,953       8,786      48,158
                                                                 --------    --------    --------
              Total...........................................   $383,500    $332,376    $393,690
                                                                 --------    --------    --------
                                                                 --------    --------    --------

     Various types of non-interest income, such as service charges on deposit accounts, trust income, and other service charges, commissions and fees are generated through the Company's core business operations. In addition, non-interest income is derived from other sources, such as gains on the sale of other assets, which may vary significantly in type and amount from period to period. For 1993, total non-interest income increased $51.1 million, or 15%, to $383.5 million from $332.4 million in 1992.

     Trust income increased from $86.4 million in 1992 to $104.5 million for 1993, primarily as a result of the Northeast acquisition and trust marketing campaigns conducted through account relationships and the branch network. Personal trust income and corporate trust income increased 31% and 15%, respectively.

     Service charges on deposit accounts and other service charges, commissions and fees accounted for 62% of total non-interest income in 1993. Primarily as a result of additional deposit accounts attributable to acquisitions consummated during 1992 and 1993, as well as changes in the service fee structure, service charges on deposit accounts increased 9% in 1993, to $152.3 million, from $139.3 million in 1992. Other service charges, commissions and fees of $85.7 million were 12% higher than in the prior year, primarily as a result of increased customer relationships from recent acquisitions.

     Net securities transactions were $7.0 million in 1993, compared to $4.8 million in 1992. Other income amounted to $17.0 million in 1993, compared to $8.8 million in 1992. The increase in other income resulted primarily from $7.8 million in net gains on the sale of various assets.

     Prior Years: Non-interest income of $332.4 million in 1992 decreased $61.3 million, or 16%, from 1991. Net securities transactions decreased from $53.6 million in 1991 to $4.8 million in 1992. Primarily during 1991, First Fidelity restructured its investment portfolio. Other income decreased $39.4 million, to $8.8 million in 1992 from $48.2 million in 1991, largely due to the inclusion in 1991 income of the $30.7 million gain on the sale of Fidelcor Business Credit Corporation. Service charges on deposit accounts increased 22% from 1991, primarily as a

                                       21
result of increases in certain fees for deposit products, as well as additional deposit accounts attributable to branch acquisitions during 1992 and 1991. Other service charges, commissions and fees declined by $5.1 million from 1991 to 1992, largely as a result of reduced credit card transaction volume.

Non-Interest Expense

                    MAJOR COMPONENTS OF NON-INTEREST EXPENSE

                                                                     YEAR ENDED DECEMBER 31
                                                               ----------------------------------
                                                                  1993         1992        1991
                                                               ----------    --------    --------
                                                                          (THOUSANDS)
            Salary expense..................................   $  383,007    $331,910    $318,225
            Employee benefit expense........................       85,043      76,931      72,768
            Occupancy expense...............................      112,729     107,269     103,814
            Equipment expense...............................       43,983      41,418      42,051
            FDIC premium expense............................       63,164      56,231      48,455
            External data processing expense................       48,200      46,959      46,973
            Communication expense...........................       33,450      33,139      34,201
            Amortization of intangibles.....................       30,824      22,828      19,464
            Other real estate owned expenses................       28,417      29,854      20,290
            Other operating expenses........................      185,882     170,307     165,506
                                                               ----------    --------    --------
              Total.........................................   $1,014,699    $916,846    $871,747
                                                               ----------    --------    --------
                                                               ----------    --------    --------

     Non-interest expense was $1,014.7 million for the year, $97.9 million, or 11%, above the 1992 level. The increase resulted primarily from the incremental operating expenses associated with acquisitions completed in 1992 and 1993, including $64.1 million related to Northeast.

     The productivity plan initiated in 1990 includes rationalizing and consolidating all support and processing operations along service or product lines, and branch and legal entity consolidations. The consolidation program has resulted in significant reductions in the Company's cost structure; management intends to continue this program in 1994 in connection with acquisitions and to continue to maintain strict expense control in future years.

     Salaries and benefits expense totaled $468.1 million in 1993 compared with $408.8 million in 1992. The $59.2 million, or 15% increase from the prior year, primarily reflects the additional personnel expenses associated with acquisitions completed in 1993 and the full year impact of acquisitions completed in 1992. At December 31, 1993, the Company had approximately 12,000 full-time employees compared to approximately 10,600 at the end of 1992 and 1991. In 1993, personnel increases related to acquisitions were partially offset by the effect of staff reductions arising from the consolidations of certain support and operating departments and branches.

     Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which was adopted in 1993, requires accrual, during an employee's active years of service, of the expected costs of providing postretirement benefits (principally health care) to employees and their beneficiaries and dependents. Through 1992, First Fidelity, like most other companies, recognized this expense on an "as paid" basis. Primarily due to this change in accounting principle, the Company's postretirement benefit expense increased from $5.8 million in 1992 to $8.2 million for 1993, and the Company recorded a one-time cumulative effect adjustment of $53.3 million (net of tax effect) to recognize the accumulated postretirement benefit obligation in the first quarter of 1993. For information regarding the cumulative effect of the change in accounting principle, see Item 8, "Financial Statements and Supplementary Data -- Note 2 of the Notes to Consolidated Financial Statements".

     SFAS 112, "Employers' Accounting for Postemployment Benefits", was adopted by the Company beginning in 1993. SFAS 112 requires employers to recognize any obligation to provide postemployment (as differentiated from postretirement) benefits (for example, disability payments) by accruing the estimated liability. The Company's accumulated postemployment benefit obligation at December 31, 1992 of approximately $7.4 million (net of tax effect) was recognized by a one-time cumulative effect adjustment during the first quarter of 1993. For information regarding the cumulative effect of the change in accounting principle, see Item 8, "Financial Statements and Supplementary Data -- Note 2 of the Notes to Consolidated Financial Statements". The Company's annual

                                       22
postemployment benefit expense was approximately $900 thousand for 1993, as compared with approximately $2 million on the "as paid" basis for 1992.

     Occupancy expense, which includes the costs of leasing office space and branches and the expenses associated with owning and maintaining these facilities, increased $5.5 million, or 5% in 1993, due primarily to acquisitions in 1993 and late 1992, partially offset by the effect of branch consolidations. Equipment expense increased $2.6 million, or 6%, for essentially similar reasons.

     FDIC premium expense increased $6.9 million, or 12%, to $63.2 million for 1993 as compared to $56.2 million in 1992. The increase is primarily the result of a higher level of deposits due to acquisitions in 1993 and late 1992. Subsequent changes in deposit insurance assessment rates are possible. See Part I, Item 1, "Business -- Supervision and Regulation -- FDICIA" and "-- Annual Insurance Assessments".

     External data processing expense increased less than 3% over the 1992 and 1991 levels to $48.2 million. To assist in the timely completion of the consolidation program, First Fidelity entered into an agreement with Electronic Data Systems ("EDS") in 1990, under which EDS is managing the Company's data center operations. The cost of EDS services is determined by volume considerations and an inflation factor, in addition to an agreed base rate.

     Communication expense, consisting of telephone and postage, has remained flat despite growth through acquisitions, primarily due to cost control measures which reduced telephone expense.

     Amortization of intangibles increased $8.0 million, or 35%, to $30.8 million for 1993. The increase was related to intangibles generated in conjunction with several acquisitions, primarily Howard in late 1992. This does not reflect the effect of the acquisition of Peoples, which occurred on December 30, 1993.

     Expenses incurred in connection with other real estate owned ("OREO") were $28.4 million in 1993 compared to $29.9 million in 1992. The expenses relate primarily to OREO provisions necessitated by property write-downs resulting from declines in OREO property appraisal values and write-downs due to transfers of OREO to the "assets held for sale" classification.

     Other expenses increased $15.6 million, or 9%, to $185.9 million in 1993, from $170.3 million in 1992. The overall increase was due primarily to acquisitions, with the largest increases being in advertising and public relations expenses, and professional fees.

     Prior Years: Non-interest expense totaled $916.8 million for 1992, $45.1 million, or 5%, above the 1991 level. This increase resulted primarily from the incremental operating expenses associated with acquisitions completed in 1991 and 1992, as well as higher FDIC insurance rates which took effect in July, 1991 and an increase in expenses related to OREO, partially offset by operating expense reductions related to the ongoing productivity program. Salaries and benefits expense totaled $408.8 million in 1992 compared with $391.0 million in 1991. The $17.8 million, or 5%, increase from the prior year's level reflects the additional staff expenses associated with acquisitions completed in 1991 and 1992. Occupancy expense increased $3.5 million, or 3%, in 1992, due primarily to acquisitions in 1991 and 1992, partially offset by the effect of branch consolidations. Equipment expense decreased $.6 million, or 2%, primarily due to productivity efforts and the effect of branch consolidations, partially offset by acquisitions. FDIC premium expense totaled $56.2 million in 1992 compared to $48.5 million in 1991; premium increases plus a higher level of deposits combined to produce the increase. Total OREO expenses were $29.9 million in 1992 compared to $20.3 million in 1991, due primarily to property write-downs related to valuation adjustments resulting from declines in OREO property appraisal values and to some OREO sales.

Income Tax Expense

     During the first quarter of 1993, the Company recognized a one-time cumulative benefit and a related deferred tax asset of $63.1 million due to the adoption of SFAS 109, "Accounting for Income Taxes". Largely because SFAS 109 required realizable future tax benefits (primarily related to the reserve for possible credit losses, alternative minimum tax credit carryforwards, and accrued postretirement benefits) to be recorded at the adoption date as the cumulative effect of a change in accounting principle, rather than a reduction of future income tax expense, First Fidelity's effective tax rate has increased from approximately 21% in 1992 to 31% in 1993. Income tax expense for 1993 was $178.0 million compared to $82.4 million for 1992. For information regarding the cumulative effect of the change in accounting principle and alternative minimum tax credit carryforwards, see Item 8, "Financial Statements

                                       23
and Supplementary Data -- Note 15 of the Notes to Consolidated Financial Statements". Other factors affecting income tax expense were the higher level of pretax income and the continuing reduction in tax-exempt interest income.

     Prior Years: Income tax expense increased $23.6 million in 1992, from $58.8 million in 1991 to $82.4 million in 1992. This increase was primarily due to the increase in 1992 pre-tax income and a decrease in tax-exempt interest income compared to 1991, partially offset by the utilization of alternative minimum tax credits available from prior years.

                              FINANCIAL CONDITION

Asset and Liability Management

     The major objectives of the Company's asset and liability management are to
(i) manage exposure to changes in the interest rate environment to achieve a neutral interest sensitivity position within reasonable ranges, (ii) ensure adequate liquidity and funding, (iii) maintain a strong capital base, and (iv) maximize net interest income opportunities. First Fidelity manages these objectives centrally through the Asset and Liability Management Committee. Members of the Committee meet weekly to develop balance sheet and product pricing strategies affecting the future level of net interest income, liquidity and capital. Factors that are considered in asset and liability management include forecasts of balance sheet mix, the economic environment and anticipated direction of interest rates, and the Company's earnings sensitivity to changes in these rates.

     Interest Rate Sensitivity

     The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of "gap analysis" and "income simulation". Interest rate risk arises from mismatches in the repricing of assets and liabilities within a given time period. Gap analysis is an approach used to quantify these differences. A "positive" gap results when the amount of interest-sensitive assets exceeds that of interest-sensitive liabilities within a given time period. A "negative" gap results when the amount of interest-sensitive liabilities exceeds that of interest-sensitive assets.

     While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a complete picture of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap table. Money market deposits, for example, which have no contractual maturity, are assigned a repricing interval of 91-180 days. Management can influence the actual repricing of these deposits independent of the gap assumption. Third, the gap table represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change.

     For this reason, the Company primarily uses simulation techniques to project future net interest income streams, incorporating the current "gap" position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and bank products under a variety of interest rate scenarios. The Company's interest sensitivity in 1993 was essentially neutral within reasonable ranges; for example, at December 31, 1993, interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income.

     Interest Rate Gap

     The following table illustrates First Fidelity's interest rate gap position as of December 31, 1993. At that date, the Company had a positive gap on a 90-day basis and a cumulative negative gap on a 180-day and one-year basis. In view of the Company's expectation of higher interest rates, management reduced the one-year cumulative negative gap to $2.4 billion, or 7.1% of total assets, from last year's $4.0 billion cumulative negative gap (12.8% of total assets). This $1.6 billion change in the Company's one-year cumulative gap position was due to actions taken by management to shorten repricing intervals for assets and lengthen them for liabilities. During the year, the Company's balance sheet grew by $2.3 billion. Interest sensitive assets under one year increased by $2.1 billion while assets beyond one year increased $0.2 billion. Interest sensitive liabilities under one year increased by only

                                       24
$0.4 billion while liabilities and equity beyond one year increased by $1.9 billion, or 83% of the total increase in liabilities and equity. Although the securities portfolio increased by $1.5 billion, securities with maturities in excess of one year increased only $0.4 billion. The impact of derivatives on First Fidelity's gap positions was essentially unchanged from December 31, 1992.

                 INTEREST RATE GAPS AS OF DECEMBER 31, 1993(1)

                                                         RATE SENSITIVE
                              ---------------------------------------------------------------------
                               1 TO 90       91 TO 180     181 TO 365       1 TO 5         BEYOND       NOT RATE
                                 DAYS          DAYS           DAYS           YEARS        5 YEARS       SENSITIVE        TOTAL
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
                                                                          (THOUSANDS)
Loans.......................  $6,655,096    $ 1,726,907    $ 2,096,484    $ 7,517,082    $3,391,342        --         $21,386,911
Interest-bearing time
  deposits(2)...............     459,769        320,000        200,000        --             --            --             979,769
Money Market Assets(3)......     164,182            705        --             --             --            --             164,887
Mortgage-Backed
  Securities(4).............     887,893        523,138        986,743      2,291,369       126,778        --           4,815,921
Other securities............     170,533        100,861        380,505      2,045,802       275,912    $   109,174      3,082,787
Cash, premises and other....     297,849         28,186         56,372        385,110       584,051      1,980,742      3,332,310
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
    Total Assets............  $8,635,322    $ 2,699,797    $ 3,720,104    $12,239,363    $4,378,083    $ 2,089,916    $33,762,585
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
Demand deposits(5)..........  $  797,007        --             --             --             --        $ 4,550,000    $ 5,347,007
Savings/Time deposits.......   3,558,586    $ 6,876,903    $ 3,625,748    $ 7,862,059    $  169,392         88,512     22,181,200
Purchased funds:
  -- Domestic offices.......   1,959,878         21,747         19,005          3,289        14,641        --           2,018,560
  -- Overseas offices.......     210,522          5,858        --             --             --            --             216,380
Long-term debt..............     325,857        --                  48        137,153       150,000        --             613,058
Other liabilities...........      20,762        --             --             --             --            627,190        647,952
Stockholders' equity........      25,258        --             --             --             --          2,713,170      2,738,428
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
    Total Liabilities and
      Stockholders'
      Equity................  $6,897,870    $ 6,904,508    $ 3,644,801    $ 8,002,501    $  334,033    $ 7,978,872    $33,762,585
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
                              ----------    -----------    -----------    -----------    ----------    -----------    -----------
    Interest rate
      sensitivity gap.......  $1,737,452    $(4,204,711)   $    75,303    $ 4,236,862    $4,044,050    $(5,888,956)
                              ----------    -----------    -----------    -----------    ----------    -----------
                              ----------    -----------    -----------    -----------    ----------    -----------
    Cumulative gap..........  $1,737,452    $(2,467,259)   $(2,391,956)   $ 1,844,906    $5,888,956
                              ----------    -----------    -----------    -----------    ----------
                              ----------    -----------    -----------    -----------    ----------

- ---------------
(1) Repricing intervals as shown reflect the effects of interest rate swaps and forward commitments, where applicable.

(2) Amounts shown reflect the effects of futures contracts.

(3) Trading account securities and Federal funds sold and securities purchased under agreements to resell.

(4) Includes Collateralized Mortgage Obligations.

(5) The amount shown as not rate sensitive is that portion which, based upon average balances, is considered stable and not sensitive to changes in interest rates. The Company's historical experience has been that total demand deposit account balances exhibit minimal movement with changes in interest rates. Accordingly, a large percentage of the Company's demand deposit account balances are considered "Not Rate Sensitive", with the remainder classified as "1 to 90 days".

     Derivatives

     First Fidelity uses certain off balance-sheet instruments to assist in managing its interest rate sensitivity. The Company's aggregate derivative positions used for asset/liability management are shown in the following table.

                      DERIVATIVES AS OF DECEMBER 31, 1993

                                                                                            RATE SENSITIVE
                                                                     ------------------------------------------------------------
                                                                     1 TO 90   91 TO 180   181 TO 365   1 TO 5   BEYOND
                                                                      DAYS       DAYS         DAYS      YEARS    5 YEARS   TOTAL
                                                                     -------   ---------   ----------   ------   -------   ------
                                                                                              (MILLIONS)
      Swaps (Receive Fixed Rates)
      Loans........................................................   $ 200      $ 350        $125      $2,430       --    $3,105
      Consumer time deposits.......................................      --          7         243         467       --       717
      Long-term debt...............................................     150         --          --         150    $ 150       450
                                                                     -------   ---------     -----      ------   -------   ------
              Total Swaps..........................................   $ 350      $ 357        $368      $3,047    $ 150    $4,272
                                                                     -------   ---------     -----      ------   -------   ------
                                                                     -------   ---------     -----      ------   -------   ------
      Futures
      Interest-bearing time deposits (placings)....................   $ 500      $ 200        $ 50      $   --    $  --    $  750
                                                                     -------   ---------     -----      ------   -------   ------
                                                                     -------   ---------     -----      ------   -------   ------

     As of December 31, 1993, the Company employed a total of $4.3 billion (notional value) of swaps to manage its interest rate sensitivity. Approximately $3.1 billion of fixed interest rate swaps were used to adjust the Company's

                                       25
sensitivity to floating rate loans. An additional $1.2 billion of fixed interest rate swaps were used at December 31, 1993 to hedge certain fixed-rate longer-term consumer certificates of deposit and long-term debt. These positions compare with a total of $3.7 billion (notional value) of swaps used for hedging purposes as of December 31, 1992.

     At December 31, 1993, the Company also held 90 day eurodollar futures contracts with a notional value of $750 million. Such contracts are used to lock in future interest rates on eurodollar placings. As of December 31, 1992, the Company held similar contracts with a notional value of $3.8 billion.

     The following table sets forth information, based on notional values, regarding the Company's derivatives activity:

                                                                                1993                 1992
                                                                         ------------------   ------------------
                                                                         SWAPS(1)   FUTURES   SWAPS(1)   FUTURES
                                                                         --------   -------   --------   -------
                                                                                       (MILLIONS)
Balance at beginning of period.........................................   $3,692    $ 3,800   $  3,936   $ 1,800
Additions..............................................................    1,552        600        865     5,300
Expirations............................................................     (972)    (3,650)    (1,109)   (3,300)
                                                                         --------   -------   --------   -------
Balance at end of period...............................................   $4,272    $   750   $  3,692   $ 3,800
                                                                         --------   -------   --------   -------
                                                                         --------   -------   --------   -------

- ---------------

(1) Receive fixed rates.

     Net interest income from interest rate swaps and futures positions was $141.9 million in 1993, down 7% from 1992, and compares to total net interest income on a tax-equivalent basis of $1.4 billion in 1993. The Company believes it could have achieved its objective of an essentially neutral interest-sensitive asset/liability position by making correspondingly greater use of appropriate fixed rate assets. The income effect of such an alternative hedging approach, albeit less efficient, would have approximated the result achieved by using derivatives.

     The Company from time to time also enters into derivative contracts, including forward foreign exchange contracts, to accommodate customer needs. As of December 31, 1993, customer activity in derivative products was not material in amount and virtually all such instruments were covered by offsetting positions.

     The Company may also use derivatives as part of its trading activity. All positions are marked to market and carried in the Company's trading account, and such activity is strictly monitored by management through the use of trading limits. These positions were insignificant at December 31, 1993.

     The Company has not experienced a credit loss associated with any such derivative instruments.

     For additional information regarding derivatives, see Notes 16 and 17 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".

     Liquidity and Funding

     First Fidelity's liquidity position remained strong during 1993 despite large increases in loans and securities. Total assets grew by $2.3 billion from $31.5 billion at December 31, 1992 to $33.8 billion at December 31, 1993. Total loans increased $3.0 billion, securities increased $1.5 billion, money market assets decreased by $2.4 billion and other assets increased by $.2 billion. Although the size of the investment portfolio increased, the average maturity of the portfolio was shortened by approximately one year to 2.2 years by the end of 1993. Cash flow from the portfolio is expected to provide additional liquidity.

     Much of the change in liquidity was the result of management's decision to make more efficient use of its resources. During the year, money market assets were reduced and replaced by generally higher-yielding investment securities with average maturities of from 1 to 1 1/2 years.

     The increase in assets was funded mainly by increases in consumer deposits of $1.2 billion and equity of $.5 billion during the year. The mix of deposits changed, however, as time deposits, primarily certificates of deposit, decreased by $.6 billion and the generally more stable and lower cost savings and money market deposits and NOW account balances increased by $1.8 billion. There was also an increase of $.6 billion in purchased funds and other liabilities.

                                       26
     At December 31, 1993, core deposits represented 129% of total loans, compared to 143% at December 31, 1992. On an average balance basis, this ratio declined from 138% in 1992 to 134% in 1993, as the increase in average core deposits during 1993 was more than offset by growth in average total loans.

     The Company has other potential sources of liquidity, including its ability to enter into repurchase agreements, primarily using investment securities as collateral. Management believes that First Fidelity's liquidity position is strong, based on its levels of cash, cash equivalents and core deposits, the stability of its other funding sources and the support provided by its capital base.

     Cash Flows

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At December 31, 1993, cash and cash equivalents totaled $2.8 billion, a decrease of $2.5 billion from December 31, 1992. The decrease was primarily attributable to financing activities, which absorbed $3.4 billion in cash and cash equivalents. This was primarily the result of a decline in other consumer time deposits, and secondarily a decline in other core deposits (both exclusive of acquisitions), compared to December 31, 1992, reflecting, in the Company's view, the industrywide shift by consumers to alternative market instruments. The Company increased its long-term debt outstanding during 1993 by $31.6 million. The issuance of Common Stock to Santander, pursuant to the exercise of a portion of the Warrants and Acquisition Gross Up Rights, contributed $114.7 million in cash flows from financing activities. Cash and cash equivalents of $70.3 million were used in investing activities, including net disbursements of $574.6 million for lending activities and $93.4 million for securities, offset by net cash received on acquisitions of $641.4 million. Operating activities provided $963.7 million of cash and cash equivalents for the year.

     The following table presents certain information regarding the major components of short-term borrowings for each of the years presented:

                             SHORT-TERM BORROWINGS

                                                                                       AVERAGE      MAXIMUM
                                                                                       INTEREST   OUTSTANDING
                                                AVERAGE      AVERAGE     BALANCE       RATE AT      AT ANY
                                                BALANCE      INTEREST    AT END        END OF      MONTH-END
                                              OUTSTANDING     RATE      OF PERIOD      PERIOD     DURING YEAR
                                              -----------    -------    ---------      -------    -----------
                                                                  (DOLLARS IN THOUSANDS)
    DECEMBER 31, 1993
      Federal funds purchased and
         securities sold under repurchase
         agreements........................    $  991,587      2.71%   $1,405,766        2.77%     $1,602,289
      Commercial paper and master notes....       162,764      2.68       211,785        2.67         224,154
    DECEMBER 31, 1992
      Federal funds purchased and
         securities sold under repurchase
         agreements........................     1,078,540      3.23       947,668        2.99       1,601,263
      Commercial paper and master notes....       145,498      3.16       136,060        2.72         165,005
      Student Loan Marketing Association
         borrowings........................        83,607      3.43            --          --         255,000
    DECEMBER 31, 1991
      Federal funds purchased and
         securities sold under repurchase
         agreements........................     1,174,455      5.25     1,134,850        4.67       1,188,242
      Demand notes issued to U.S.
         Treasury..........................        10,626      5.57            43        4.18           5,149
      Commercial paper and master notes....       155,918      5.18       152,960        4.11         168,638

                                       27
     At December 31, 1993, corporate certificates of deposit and other time deposits in amounts of $100,000 and over issued by domestic offices matured as follows:

                    DOMESTIC TIME DEPOSITS $100,000 AND OVER

                                                                         DECEMBER 31, 1993
                                                                    ----------------------------
                                                                     CORPORATE
                                                                    CERTIFICATES      OTHER TIME
                                                                     OF DEPOSIT        DEPOSITS
                                                                    ------------      ----------
                                                                            (THOUSANDS)
                Within three months...............................    $  349,201       $258,112
                Three to six months...............................        22,882         81,987
                Six to twelve months..............................        18,558         95,456
                More than twelve months...........................         6,000        128,294
                                                                    ------------      ----------
                  Total...........................................    $  396,641       $563,849
                                                                    ------------      ----------
                                                                    ------------      ----------

     Substantially all of the Company's deposits in overseas offices of $216.4 million were interest-bearing time deposits in denominations of $100,000 and over.

Capital

     The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy and dividend policy are monitored on an ongoing basis by management and are reviewed quarterly by the Company's Board of Directors. Management discusses the Company's capital plans with the Board of Directors on a frequent basis. First Fidelity's principal capital planning goals are to provide an attractive return to stockholders while maintaining the capital levels of the Company and the Subsidiary Banks above the well capitalized level as defined by bank regulatory agencies, and thus provide a sufficient base from which to provide for future growth.

     For information regarding regulatory agency requirements with respect to capital for bank holding companies and subsidiary banks, see Part I, Item I, "Business -- Supervision and Regulation -- Capital".

     The following tables present information regarding the Company's risk-based capital at December 31, 1993, 1992 and 1991 and selected overall capital ratios.

                                CAPITAL ANALYSIS

                                                                              DECEMBER 31
                                                              -------------------------------------------
                                                                 1993            1992            1991
                                                              -----------     -----------     -----------
                                                                              (THOUSANDS)
    Tier I:
      Common stockholders' equity (excluding fair value
         adjustment of $27.3 million for 1993)..............  $ 2,480,711     $ 2,025,478     $ 1,712,546
      Qualifying perpetual preferred stock..................      230,422         232,172         232,236
      Less: goodwill and other intangibles..................     (412,534)       (276,823)       (211,765)
                                                              -----------     -----------     -----------
              Total Tier I capital..........................    2,298,599       1,980,827       1,733,017
                                                              -----------     -----------     -----------
    Tier II:
      Allowable portion of the reserve for possible credit
         losses.............................................      291,878         253,851         255,169
      Includable subordinated debt..........................      327,350         253,950         335,649
      Mandatory convertible debt securities.................      174,150         174,150         174,150
                                                              -----------     -----------     -----------
              Total Tier II capital.........................      793,378         681,951         764,968
                                                              -----------     -----------     -----------
              Total risk-based capital......................  $ 3,091,977     $ 2,662,778     $ 2,497,985
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------
    Risk-adjusted assets....................................  $23,033,788     $19,945,252     $20,037,139
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

                                       28
                                 CAPITAL RATIOS

                                                                                                 DECEMBER 31
                                                                    REGULATORY   -------------------------------------------
                                                                     MINIMUMS       1993            1992            1991
                                                                   ------------  -----------     -----------     -----------
    Tier I capital/risk-adjusted assets..........................      4.0%             9.98%           9.93%           8.65%
    Total risk-based capital/risk-adjusted assets................      8.0%            13.42           13.35           12.47
    Tier I capital/total assets less goodwill (leverage ratio)...  3.0 to 5.0%          7.22            6.47            5.98
    Equity/loans.................................................      N/A             12.80           12.28           11.21
    Equity/assets................................................      N/A              8.11            7.17            6.44
    Equity and reserve/loans.....................................      N/A             15.62           15.61           14.73
    Equity and reserve/assets....................................      N/A              9.89            9.11            8.45

     The Federal Reserve Board, the FDIC and the OCC issued a proposed rule in September 1993 (to become effective for First Fidelity on December 31, 1994) to implement the requirement under FDICIA that risk-based capital standards take account of interest rate risk. The proposed rule focuses on institutions having relatively high levels of measured interest rate risk, and considers the effect that changing interest rates would have upon the value of an institution's assets, liabilities, and off balance-sheet positions. First Fidelity's risk profile (as defined) is such that the rule, if adopted in substantially the form proposed, is expected to have no impact on the capital ratios or operations of the Company and its Subsidiary Banks.

     For a discussion of regulatory capital requirements affecting the Company and its Subsidiary Banks, see Part I, Item 1, "Business -- Supervision and Regulation -- Capital" and "-- FDICIA".

     Stockholders' equity at December 31, 1993, was $2.7 billion, compared to $2.3 billion at the end of 1992. This increase resulted primarily from net income for the year of $398.8 million less the payment of dividends to stockholders of $131.0 million. The sale of 4,178,163 shares of Common Stock to Santander, pursuant to the exercise of Acquisition Gross Up Rights and a portion of the Warrants acquired by Santander in 1991, resulted in additional capital of $114.7 million. The issuance of 1,222,155 shares of Common Stock for acquisitions, primarily to the former shareholders of Northeast and Village, resulted in additional capital of $65.2 million. An additional 2,383,451 shares of Treasury Stock, acquired at a cost of $100.6 million, was reissued in the Peoples acquisition. In addition, during 1993, the exercise of stock options and the Employee Stock Purchase Plan generated $13.9 million and the Company's Dividend Reinvestment Plan added another $7.8 million of capital. The cost of Treasury Stock acquired and reissued under the stock option plans and Dividend Reinvestment Plan totaled $11.0 million and $3.6 million, respectively. Net unrealized gains on securities available for sale included in stockholders' equity were $27.7 million. Total dividends declared on Common Stock by the Company in 1993 were $110.3 million, a 25% increase from the previous year. The year-to-year increase was primarily the result of dividend increases of $.03 per share in the fourth quarter of 1992 and $.04 per share in the second quarter of 1993. In addition, the sale of Common Stock to Santander in late 1992 and 1993 and stock issued in acquisitions contributed significantly to the increase in common shares outstanding. Dividends declared on Preferred Stock totaled $20.7 million and $21.1 million for 1993 and 1992, respectively.

     The Company implemented two separate Common Stock open market purchase programs during 1993. Beginning in April 1993, the Company commenced open market purchases through an independent agent to acquire Common Stock for issuance under its dividend reinvestment plan and stock option plans. On October 21, 1993, the Board authorized the acquisition of up to 2% of First Fidelity's outstanding Common Stock in any calendar year through open market or privately-negotiated transactions, which amount does not include purchases made in connection with Company employee or stockholder benefit plans. On November 18, 1993, the Board authorized the acquisition of up to an additional 1% of the Company's outstanding Common Stock during 1993. As of December 30, 1993, the Company had repurchased 2,383,451 shares of its Common Stock at an average price of $42.22 per share, which constitutes substantially all of the 3% authorized for purchase in 1993. All such acquired shares were reissued in connection with the Company's acquisition of Peoples.

                                       29
Securities

     General

     The Company's securities portfolios are comprised of U.S. government and federal agency securities, the tax-exempt issues of states and municipalities, and equity and other securities. The portfolios generate substantial interest income and provide liquidity.

     The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", as of December 31, 1993. Debt and equity securities are classified in one of three categories, and are accounted for as follows:

          Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts.

          Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue.

          Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of stockholders' equity, net of taxes.

     Management determines the appropriate classification of securities at the time of purchase. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements. Such securities were accounted for at the lower of cost or market prior to the adoption of SFAS 115.

     At December 31, 1993, securities held to maturity are comprised of debt obligations with a weighted average yield of 5.86% and a remaining weighted average life of 2.5 years.

     At December 31, 1993, securities available for sale were primarily U.S. Treasury and Federal agencies securities having a weighted average yield of 5.36% and a remaining weighted average life of 1.6 years.

     The adoption of SFAS 115 had no effect on the Company's net income or liquidity. Total stockholders' equity was increased by $27.3 million, net of taxes, at December 31, 1993 as a result of net unrealized gains on securities available for sale.

     Securities Held to Maturity

     Gross unrealized gains and losses in the securities held to maturity portfolio at December 31, 1993 were as follows:

                                                         GROSS            GROSS             NET
                                                       UNREALIZED       UNREALIZED       UNREALIZED
                                                         GAINS            LOSSES           GAINS
                                                       ----------       ----------       ----------
                                                                       (thousands)
            U.S. Treasury............................   $    460         $    (38)        $    422
            Federal agencies.........................     37,686           (4,120)          33,566
            State and municipal......................     43,948             (431)          43,517
            Other securities.........................      2,976           (1,229)           1,747
                                                       ----------       ----------       ----------
                                                        $ 85,070         $ (5,818)        $ 79,252
                                                       ----------       ----------       ----------
                                                       ----------       ----------       ----------

                                       30
     At December 31, 1993, the securities held to maturity portfolio totaled $5.2 billion, a decrease of $335.8 million from December 31, 1992.

     Securities Available for Sale

     Gross unrealized gains and losses in the securities available for sale portfolio at December 31, 1993 were as follows:

                                                                                            NET
                                                         GROSS            GROSS          UNREALIZED
                                                       UNREALIZED       UNREALIZED         GAINS
                                                         GAINS            LOSSES          (LOSSES)
                                                       ----------       ----------       ----------
                                                                       (THOUSANDS)
            U.S. Treasury............................   $ 42,019               --         $ 42,019
            Federal agencies.........................      6,133         $   (598)           5,535
            State and municipal......................         --             (441)            (441)
            Equity securities........................      6,475           (2,414)           4,061
            Other securities.........................        350           (2,369)          (2,019)
                                                       ----------       ----------       ----------
                                                        $ 54,977         $ (5,822)        $ 49,155
                                                       ----------       ----------       ----------
                                                       ----------       ----------       ----------

     The net unrealized gains were reported as a separate component of stockholders' equity, net of tax effect, at December 31, 1993. Securities available for sale totaled $2.7 billion at December 31, 1993 and $755.1 million at December 31, 1992.

     Proceeds from sales of debt securities available for sale during 1993 were $458.3 million. Gains of $7.5 million and losses of $642 thousand were realized on these sales. In 1992, the sale of debt securities available for sale resulted in realized gains of $978 thousand and realized losses of $91 thousand. Proceeds from these sales were $37.4 million.

     Maturities

     The following tables set forth certain information regarding First Fidelity's securities held to maturity and securities available for sale.

                         SECURITIES HELD TO MATURITY --
                    BOOK VALUE AND MATURITY DISTRIBUTION(1)

                                             FEDERAL AGENCIES                     OTHER SECURITIES
                                           ---------------------     STATE      --------------------                    TAX
                                 U.S.      MORTGAGE-                  AND       MORTGAGE-                              EQUIV.
      DECEMBER 31, 1993        TREASURY      BACKED       OTHER     MUNICIPAL    BACKED      OTHER        TOTAL        YIELD
                               --------    ----------    -------    --------    --------    --------    ----------     ------
                                                                   (DOLLARS IN THOUSANDS)
Stated Maturity -- Book
  Value(2):
  Within one year............. $121,628    $1,228,675    $   158    $ 81,282    $ 79,311    $197,327    $1,708,381       6.02%
  One to five years...........  267,080     1,788,978     42,933     151,881     322,388     379,998     2,953,258       5.82
  Five to ten years...........    2,498       101,079     34,969     148,960      41,095       7,429       336,030       8.94
  Over ten years..............    3,585            --      3,209     182,033          --       9,369       198,196      10.87
  No stated maturity..........       --            --         --          --          --      46,122        46,122        N/A
                               --------    ----------    -------    --------    --------    --------    ----------
December 31, 1993............. $394,791    $3,118,732    $81,269    $564,156    $442,794    $640,245    $5,241,987
                               --------    ----------    -------    --------    --------    --------    ----------
                               --------    ----------    -------    --------    --------    --------    ----------
December 31, 1992............. $676,943    $3,711,446    $43,012    $718,728    $189,228    $238,473    $5,577,830
                               --------    ----------    -------    --------    --------    --------    ----------
                               --------    ----------    -------    --------    --------    --------    ----------
December 31, 1991(3).......... $643,508         $3,941,114          $840,002          $855,360          $6,279,984
                               --------         ----------          --------          --------          ----------
                               --------         ----------          --------          --------          ----------

- ---------------

(1) For 1992 and 1991, these securities were classified as securities at amortized cost.

(2) Maturities of mortgage-backed securities are estimated based on projected cash flows, assuming no change in the current interest rate environment.

(3) Detail not available for 1991 for certain categories of securities.

                        SECURITIES AVAILABLE FOR SALE --
                      FAIR VALUE AND MATURITY DISTRIBUTION

                                           FEDERAL AGENCIES                       OTHER SECURITIES
                                         ---------------------      STATE      ----------------------                      TAX
                              U.S.       MORTGAGE-                   AND       MORTGAGE-                                 EQUIV.
    DECEMBER 31, 1993       TREASURY       BACKED       OTHER     MUNICIPAL     BACKED        OTHER        TOTAL          YIELD
                           ----------    ----------    -------    ---------    ---------    ---------    ----------     ---------
                                                      (DOLLARS IN THOUSANDS)
Stated Maturity -- Fair
  Value(1):
  Within one year......... $  158,240    $  166,575         --          --     $  10,718     $ 15,396    $  350,929          6.00%
  One to five years.......  1,106,591       544,832    $25,557     $ 1,577       151,221        3,046     1,832,824          5.54
  Five to ten years.......      8,445       380,865      3,132       1,589           106          206       394,343          4.39
  Over ten years..........      3,336            78         --      11,037            --        1,122        15,573          7.56
  No stated maturity(2)...         --            --         --          --            --       63,052        63,052           N/A
                           ----------    ----------    -------    ---------    ---------    ---------    ----------
December 31, 1993......... $1,276,612    $1,092,350    $28,689     $14,203     $ 162,045     $ 82,822    $2,656,721
                           ----------    ----------    -------    ---------    ---------    ---------    ----------
                           ----------    ----------    -------    ---------    ---------    ---------    ----------
December 31, 1992......... $  734,018    $       --    $10,235     $ 7,049     $      --     $  3,826    $  755,128
                           ----------    ----------    -------    ---------    ---------    ---------    ----------
                           ----------    ----------    -------    ---------    ---------    ---------    ----------

- ---------------

(1) Maturities of mortgaged-backed securities are estimated based on projected cash flows, assuming no change in the current interest rate environment.

(2) Consists entirely of equity securities.

Loan Portfolio

     Details regarding the Company's loan portfolio are presented below:

                               LOANS OUTSTANDING

                                                                           DECEMBER 31
                                             -----------------------------------------------------------------------
                                                1993           1992           1991           1990           1989
                                             -----------    -----------    -----------    -----------    -----------
                                                                           (THOUSANDS)
Domestic Borrowers
  Commercial and financial................   $ 6,457,343    $ 5,478,982    $ 6,418,895    $ 7,671,385    $ 8,799,853
  Real estate -- construction.............       473,434        603,132        714,411        930,044      1,304,262
  Mortgage -- commercial..................     3,447,554      2,916,375      2,336,217      2,114,938      2,099,577
  Mortgage -- residential (1 to 4
  family).................................     4,888,542      3,547,614      2,467,354      2,038,937      1,883,200
  Installment.............................     4,825,416      4,760,947      4,510,110      4,891,238      4,464,905
  Leasing.................................     1,419,526      1,206,678      1,060,543      1,116,690      1,255,266
                                             -----------    -----------    -----------    -----------    -----------
     Total................................    21,511,815     18,513,728     17,507,530     18,763,232     19,807,063
Foreign Borrowers.........................       112,397        116,991        134,686        165,569        278,973
Unearned income...........................      (237,301)      (253,024)      (300,699)      (398,497)      (454,228)
                                             -----------    -----------    -----------    -----------    -----------
     Total................................   $21,386,911    $18,377,695    $17,341,517    $18,530,304    $19,631,808
                                             -----------    -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------    -----------

                                       32
                 LOANS OUTSTANDING -- MATURITY DISTRIBUTION(1)

                                                                   DECEMBER 31, 1993
                                                -------------------------------------------------------
                                                  WITHIN         ONE TO          OVER
                                                 ONE YEAR      FIVE YEARS     FIVE YEARS       TOTAL
                                                ----------     ----------     ----------     ----------
                                                                      (THOUSANDS)
        Commercial and financial..............  $4,450,815     $1,529,907      $476,621      $6,457,343
        Real estate -- construction...........     215,095        244,252        14,087         473,434
        Foreign...............................      56,362          5,470        50,565         112,397
                                                ----------     ----------     ----------     ----------
          Total...............................  $4,722,272     $1,779,629      $541,273      $7,043,174
                                                ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------
        Loans with predetermined interest
          rates...............................                 $  813,800      $291,401
        Loans with floating rates.............                    965,829       249,872
                                                               ----------     ----------
          Total...............................                 $1,779,629      $541,273
                                                               ----------     ----------
                                                               ----------     ----------

- ---------------

(1) Excludes mortgage, installment and leasing loans.

     The economy in First Fidelity's primary marketplace (New Jersey, eastern Pennsylvania, Connecticut and southern New York) is broad-based and diverse. The Company's loan portfolio reflects this diversity. Consumer loans constituted 50%, 49% and 42% as a percentage of total loans at December 31, 1993, 1992 and 1991, respectively. The remainder of the portfolio is predominantly domestic commercial loans and commercial real estate loans in First Fidelity's primary marketplace. Commercial lending activities are focused primarily on lending to middle market and small business corporate borrowers engaged in a variety of industries. Foreign loans are an insignificant portion of total loans.

     Loan demand in the Company's primary market area remained flat during most of 1993, with the exception of stronger demand for certain types of consumer loans, but signs of overall strengthening emerged toward the end of the year. The Company's total loans grew in 1993 by $3.0 billion to $21.4 billion, primarily as a result of acquisitions. The Company's commercial and financial loans increased $978 million during the year, while commercial mortgages increased by $531 million, or 18%.

     Expansion of the Company's consumer loan portfolio remains an important objective for First Fidelity. Progress toward this goal continued in 1993 as the Company increased loan originations in certain categories of consumer loans. Residential mortgage loans increased 38% to $4.9 billion at December 31, 1993. Home equity loans rose 22% to $1.5 billion at December 31, 1993. Automobile leases increased by 37% to $1.1 billion at December 31, 1993, reflecting the Company's marketing efforts in this area.

     Foreign Assets

     First Fidelity's foreign loan portfolio was $112.4 million and $117.0 million at December 31, 1993 and 1992, respectively. At December 31, 1993, the Company had no outstandings to any single foreign country in excess of .75% of total assets, except for short-term eurodollar outstandings with banks in the United Kingdom of $333 million, or 1%, of total assets. At December 31, 1992, the Company had such outstandings of $509 million, or 2% of total assets, with French banks, and $476 million, or 2% of total assets, with United Kingdom banks.

     Asset Quality

     The Company seeks to manage credit risk through diversification of the loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring practices. However, as is the case with any banking organization, the level of credit risk is dependent in part upon local and national economic conditions that are beyond the Company's control. The chief credit officer is charged with monitoring asset quality, establishing credit policies and procedures, seeking the consistent application of these policies and procedures across the organization, and adjusting policies as appropriate for changes in market conditions.

     First Fidelity's loan portfolio is diversified by industry of borrower and type of loan, with limits on the size of loan to any single borrower. At December 31, 1993 and 1992, domestic commercial and financial loans represented 30% and 29% of the loan portfolio, respectively; installment loans were 22% and 26%, respectively; residential mortgages represented 23% and 19%, respectively; commercial mortgages were 16% in both years; construction

                                       33
loans were 2% and 3%, respectively; the leasing portfolio (consisting of equipment and automobile leases) was 6% in both years; and foreign loans represented 1% in both years.

     The risk profile of the loan portfolio is impacted by many external trends and conditions. Among the more important economic factors which tend to reduce or increase the risk profile of the loan portfolio are changes in regional or local real estate values, employment levels and personal income levels. Changes in property and income tax rates, governmental actions such as spending cutbacks, and weakened market conditions are also important determinants of the risk inherent in lending by the Company.

     The lending risk for commercial mortgage, real estate/construction, commercial and financial, and equipment leasing loans is also influenced by factors such as the specific borrower's financial condition, the demand for office space, and the long-term success of companies involved in manufacturing and distribution which operate in the Company's primary marketplace.

     Certain of the Company's asset quality ratios are set forth below:

                              ASSET QUALITY RATIOS

                                                                                       DECEMBER 31
                                                                        -----------------------------------------
                                                                        1993     1992     1991     1990     1989
                                                                        -----    -----    -----    -----    -----
Non-performing loans/loans(a)........................................    1.77%    2.76%    4.13%    3.97%    2.27%
Non-performing assets/loans and other real estate owned(a)...........    2.30     3.75     5.29     4.87     2.58

Net loan charge-offs/average loans...................................    1.23     1.42     1.62     1.74      .92
Present period recoveries/prior period charge-offs...................   15.49    14.77    10.04    18.93    14.27

Reserve/loans........................................................    2.82     3.32     3.52     3.00     1.98
Reserve/non-performing loans(a)......................................     159      121       85       76       87
Reserve/non-performing assets(a).....................................     122       88       66       61       77

- ---------------
(a) Non-performing loans and non-performing assets and ratios exclude loans classified as contractually past due 90 days or more but still accruing, assets subject to FDIC loss-sharing provisions, and assets classified as held for sale, which are included in other assets.

     The ratios for "Non-performing loans/loans" and "Non-performing assets/loans and other real estate owned" improved in 1993. The improvement in these ratios reflects the Company's continuing workout and collection efforts, which include repayments, charge-offs, transfers of non-performing assets to "assets held for sale" and fewer additions to non-performing loans.

     Total non-performing assets decreased to $494.7 million at December 31, 1993 from $695.7 million at December 31, 1992. Excluding non-performing assets related to 1993 acquisitions of $61.0 million at December 31, 1993 and including assets classified as held for sale of $88.4 million at December 31, 1993, total non-performing assets would have declined by $173.6 million from $695.7 million at December 31, 1992.

     The commercial loan portfolio is monitored continuously, primarily by the review of risk ratings assigned to each commercial loan, which take into consideration both the borrower's fundamental condition and the specifics of each loan. These risk ratings provide the principal basis for managerial and accounting actions. It is the responsibility of lending groups to monitor these loans and to make adjustments as appropriate to the risk ratings. In addition, such loans are periodically examined by the Company's credit audit department, which is structured to be independent of both the lending and the credit policy and administration functions. The status of individual loans, portfolio segments, and the entire portfolio are monitored by credit policy officers and senior management on a continuous basis. This process is designed to assist the Company in taking appropriate corrective actions as early as possible.

     A quarterly reporting and review process is in place for monitoring those credits that have been identified as problematic or vulnerable in order to develop a corrective action program, to assess the Company's progress in working toward a solution, and to assist in determining an appropriate reserve for possible credit losses. A separate loan workout unit becomes involved in credits that have been identified as problems. The Company's loan review procedures are designed to reduce both non-performing assets and loan losses; however, such assets and losses are an

                                       34
inevitable element of a banking organization's provision of credit to its customers. The levels of such assets and losses are dependent in part on economic, legislative and regulatory factors that are beyond the Company's control.

     For commercial loans, mortgage loans and leases, the necessity for charge-offs is determined on a case-by-case basis. Installment loans and credit card receivables are generally charged-off when principal or interest payments are in arrears for more than 120 and 180 days, respectively, except where the loan is well secured and in the process of collection.

     Commercial real estate lending is an integral part of the Company's middle market lending business, and continues to be a commercial credit product for First Fidelity. Commercial real estate loans (commercial mortgages and construction loans) comprised 18% of total loans at year-end, compared to 19% at December 31, 1992. First Fidelity's real estate lending policies are designed to take into consideration the cyclical nature of the real estate business and to define acceptable transactions specifically in terms of the borrower, collateral, documentation, loan structure and product.

     In addition to internal processes, lending procedures and the loan portfolio are examined by several banking regulatory agencies as part of their supervisory activities. For First Fidelity, the most comprehensive of these is the examination by the OCC. Examinations by regulators are performed periodically. The Company's independent auditors also review the portfolio and lending procedures during their annual audit of the Company's financial statements.

     Segregated Assets

     On October 2, 1992, in accordance with the agreement to acquire selected assets and liabilities of Howard, the Company entered into a loss-sharing arrangement with the FDIC. The Howard non-performing commercial mortgages, commercial real estate/construction loans and commercial and financial loans ("shared-loss loans"), and any such Howard performing shared-loss loans that become non-performing through October 2, 1997, are considered "segregated assets", and are included in the "other assets" caption of the Consolidated Statements of Condition. Such segregated assets include non-accrual loans, foreclosed properties and in-substance foreclosures, net of a reserve for segregated assets, but exclude acquired consumer loans. Under the terms of the loss-sharing arrangement, the FDIC reimburses the Company for 80% of net charge-offs and reimbursable expenses associated with such shared-loss loans for a five year period. Under the terms of the loss-sharing arrangement, First Fidelity is obligated to pay the FDIC 80% of net recoveries on such assets during years six and seven after the acquisition. At the end of the seven year period, the FDIC is obligated to provide additional reimbursement to First Fidelity for losses so that, subject to certain conditions, First Fidelity bears only 5% of total losses with respect to such segregated assets over $130 million of net losses and associated expenses.

     In addition to non-performing shared-loss loans reported as segregated assets, performing loans potentially subject to the loss-sharing arrangement with the FDIC at December 31, 1993 and 1992, respectively, totaled $324.1 million and $404.9 million of commercial mortgages, and $27.2 million and $62.0 million of commercial and financial loans. There were no construction loans in this category at December 31, 1993, and $8.8 million of such loans at December 31, 1992.

     At December 31, 1993, segregated assets were $247.9 million, net of a $6.5 million reserve, compared to $293.8 million, net of a $16.2 million reserve at December 31, 1992. The reserve established by First Fidelity in 1992 with respect to its 20% loss exposure on the segregated assets was $25.0 million. First Fidelity's share of charge-offs on segregated assets was $10.6 million in 1993 and $8.8 million in 1992. Related recoveries in 1993 were $855 thousand. Net losses incurred through December 31, 1993 totaled $98.4 million. The Company's risk share was $17.5 million at December 31, 1993.

     Assets Held for Sale

     As of September 30, 1993, the Company determined that it would pursue an accelerated disposition approach on certain of its non-performing assets and, accordingly, classified $91.0 million (net of market value adjustments) of assets as "held for sale", and included such assets in other assets. These assets consisted of $42.0 million of OREO, $35.3 million of non-performing loans and a $13.7 million performing loan. Related to this strategic decision, $48.8 million in write-downs were taken to record the assets held for sale at their estimated near-term

                                       35
disposition values. During the fourth quarter, related primarily to the Peoples acquisition, the Company classified an additional $44.7 million of assets as "held for sale". During the fourth quarter of 1993, First Fidelity sold $47.3 million of assets held for sale, leaving a balance at December 31, 1993, of $88.4 million. The Company anticipates that substantially all such assets will be sold within 18 months of their reclassification. The decision to sell these assets reflected an improvement in market pricing.

     Provision and Reserve for Possible Credit Losses

     The levels of the provision and reserve for possible credit losses are based on management's ongoing assessment of the Company's credit exposure and consideration of a number of relevant variables. These variables include prevailing and anticipated domestic and international economic conditions, assigned risk ratings on credit exposures, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, certain off balance sheet credit risks, the nature and level of non-performing assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience, and other factors deemed relevant by management. The Company's risk rating system and the quarterly reporting process for problem and vulnerable credits are utilized by management in determining the adequacy of the Company's reserve for possible credit losses.

                                       36
     The following table sets forth information regarding the Company's provision and reserve for possible credit losses and charge-off experience:

              RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES

                                                1993          1992          1991          1990          1989
                                              --------      --------      --------      --------      --------
                                                                        (THOUSANDS)
Balance at Beginning of Period:
  Domestic.................................   $600,406      $594,074      $532,962      $310,805      $254,799
  Foreign..................................      9,947        15,525        23,210        77,979       108,371
                                              --------      --------      --------      --------      --------
                                               610,353       609,599       556,172       388,784       363,170
Provisions:
  Domestic.................................    149,853       229,537       309,304       529,474       219,047
  Foreign(1)...............................     (1,853)       (1,537)      (11,304)      (31,474)      (18,793)
                                              --------      --------      --------      --------      --------
                                               148,000       228,000       298,000       498,000       200,254
Charge-Offs:
  Domestic
     Commercial and financial..............    100,818       123,128       168,976       161,414        67,642
     Real estate -- construction(2)........     49,932        55,993        45,647       108,276
                                                                                                        79,810
     Real estate -- mortgage(2)............     68,417        27,844        11,839         6,941
     Installment...........................     47,659        68,753        77,761        43,147        25,205
     Leasing...............................     16,319        14,844        14,952         8,920         7,228
  Foreign..................................        471         4,734         1,224        42,077        32,259
                                              --------      --------      --------      --------      --------
       Total...............................    283,616       295,296       320,399       370,775       212,144
Recoveries:
  Domestic
     Commercial and financial..............     15,769        18,580        12,342        11,033         6,927
     Real estate -- construction(2)........      3,203           849         2,112         1,596
                                                                                                         2,114
     Real estate -- mortgage(2)............      3,130         1,256           655           677
     Installment...........................     17,759        22,535        15,135         6,729         6,188
     Leasing...............................      4,874         3,417         2,139         1,346         1,615
  Foreign..................................        995           693         4,843        18,782        20,660
                                              --------      --------      --------      --------      --------
       Total...............................     45,730        47,330        37,226        40,163        37,504
                                              --------      --------      --------      --------      --------
       Net Charge-Offs.....................    237,886       247,966       283,173       330,612       174,640
Balance related to sale of subsidiary......         --            --       (10,800)           --            --
Acquired reserves..........................     81,716        20,720        49,400            --            --
                                              --------      --------      --------      --------      --------
Balance at End of Period:
  Domestic.................................    593,565       600,406       594,074       532,962       310,805
  Foreign..................................      8,618         9,947        15,525        23,210        77,979
                                              --------      --------      --------      --------      --------
                                              $602,183      $610,353      $609,599      $556,172      $388,784
                                              --------      --------      --------      --------      --------
                                              --------      --------      --------      --------      --------

- ---------------
(1) As a result of a significant decrease in the level of foreign assets and substantial recoveries in its foreign portfolio, management made the indicated reallocations from the reserve for foreign loans to the general reserve.
(2) Breakdown between categories of real estate loans is not available for 1989.

     The continued decline in the provision for possible credit losses from 1991 through 1993 reflects management's evaluation of the adequacy of the level of the reserve for possible credit losses in light of, among other factors, improved asset quality trends, current economic conditions, the continued decline in non-performing loans and slightly lower levels of charge-offs. The reduction of the provision for possible credit losses contributed to the improvement in the Company's net income in 1993, 1992 and 1991.

     Key asset quality reserve ratios improved steadily over the three years ended December 31, 1991, 1992 and 1993. The ratio of the reserve for possible credit losses to non-performing loans was 85% for 1991, 121% for 1992 and 159% for 1993. The reserve for possible credit losses to non-performing assets ratio was 66% for 1991, 88% for 1992 and 122% for 1993. These ratios exclude loans classified as contractually past due 90 days or more but still accruing, assets subject to FDIC loss-sharing provisions, and assets classified as held for sale.

                                       37
     The reserve for possible credit losses was $602.2 million at December 31, 1993, and represented 2.82% of total loans, compared to $610.4 million and 3.32% of total loans at December 31, 1992. The Company believes that it has maintained the reserve for possible credit losses at an adequate level, although ultimately, the level of credit losses is dependent in part upon factors outside of management's control which may not be presently foreseeable.

     The Company regards the reserve as a general reserve which is available to absorb losses from all loans. However, for the purpose of complying with disclosure requirements of the Securities and Exchange Commission, the table below presents an allocation of the reserve among various loan categories and sets forth the percentage of loans in each category to total loans. The allocation of the reserve as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

                ALLOCATION OF RESERVE FOR POSSIBLE CREDIT LOSSES

                                                                       DECEMBER 31
                        ---------------------------------------------------------------------------------------------------------
                              1993                  1992                  1991                  1990                  1989
                        -----------------     -----------------     -----------------     -----------------     -----------------
                                    % OF                  % OF                  % OF                  % OF                  % OF
                                    LOANS                 LOANS                 LOANS                 LOANS                 LOANS
                                     TO                    TO                    TO                    TO                    TO
                                    TOTAL                 TOTAL                 TOTAL                 TOTAL                 TOTAL
                         AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                        --------    -----     --------    -----     --------    -----     --------    -----     --------    -----
                                                                 (DOLLARS IN THOUSANDS)
Commercial and
  financial............ $225,311     29.9%    $257,341     29.4%    $310,580     36.4%    $252,960     40.5%    $172,605     43.8%
Real estate
  -- construction(1)...   98,131      2.2      115,733      3.2       86,260      4.0      134,603      4.9
Real estate                                                                                                       89,300     26.3
  -- mortgage(1).......  169,751     38.5       65,444     34.7       33,440     27.2       45,070     22.0
Installment............   71,760     22.3      123,761     25.6      128,475     25.6       77,823     25.8       34,800     22.2
Leasing................   28,612      6.6       38,127      6.5       35,319      6.0       22,506      5.9       14,100      6.3
Foreign................    8,618      0.5        9,947      0.6       15,525      0.8       23,210      0.9       77,979      1.4
                        --------    -----     --------    -----     --------    -----     --------    -----     --------    -----
  Total................ $602,183    100.0%    $610,353    100.0%    $609,599    100.0%    $556,172    100.0%    $388,784    100.0%
                        --------    -----     --------    -----     --------    -----     --------    -----     --------    -----
                        --------    -----     --------    -----     --------    -----     --------    -----     --------    -----

- ---------------

(1) Breakdown among categories is not available for 1989.

     Charge-Offs

     First Fidelity's gross charge-offs in 1993 totaled $283.6 million, a decline of 4% from $295.3 million in 1992. The 1993 charge-offs included $42.8 million in connection with transfers to "assets held for sale". Charge-offs in 1992 were down 8% from $320.4 million in 1991. The current charge-off level reflects some stabilization in the business climate, which affects both business and consumers, and continued softness in the regional real estate market.

     Real estate-related charge-offs were $118.3 million in 1993, compared to $83.8 million in 1992. The increase in 1993 was the result of $37.7 million of charge-offs in connection with transfers to "assets held for sale".

     Charge-offs of commercial and financial loans, excluding those related to commercial real estate loans, were $100.8 million (including $5.1 million on loans transferred to assets held for sale), representing a $22.3 million decrease from 1992. Charge-offs unrelated to real estate were not concentrated in any industry, type of loan or type of borrower.

     Installment loan charge-offs of $47.7 million were down $21.1 million from 1992, reflecting lower charge-offs in credit cards and other types of installment loans. Leasing charge-offs were $16.3 million in 1993, compared to $14.9 million in 1992.

     Recoveries

     Recoveries on charged-off commercial and financial loans were $15.8 million in 1993, compared to $18.6 million in the prior year. Real estate-related recoveries were $6.3 million in 1993 and $2.1 million in 1992. Installment loan recoveries were $17.8 million in 1993, compared to $22.5 million a year earlier.

                                       38
     Non-Performing Assets

     Non-performing assets include those loans that are not accruing interest (non-accruing loans), loans that have been renegotiated due to a weakening in the financial position of the borrower (restructured loans) and OREO, which consists of real estate acquired upon foreclosure and in-substance foreclosures. A real estate loan is classified as an in-substance foreclosure when the borrower has little or no equity in the underlying property and the Company can reasonably expect repayment to come only from the operation or sale of the real estate.

     The following table sets forth information regarding non-performing assets and accruing contractually past due loans.

             NON-PERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                                                               DECEMBER 31
                                                         --------------------------------------------------------
                                                           1993        1992        1991        1990        1989
                                                         --------    --------    --------    --------    --------
                                                                               (THOUSANDS)
Non-performing assets(a):
     Non-accruing loans:
       Domestic:
          Real estate.................................   $184,610    $236,659    $324,318    $307,675    $178,364
          Other.......................................    168,487     230,894     321,190     422,593     192,924
       Foreign:
          Less developed countries....................        176         414         414         460      33,590
          Other.......................................     11,737       2,754       9,798       4,200       7,045
                                                         --------    --------    --------    --------    --------
            Total.....................................    365,010     470,721     655,720     734,928     411,923
     Restructured loans...............................     13,871      35,604      60,786       1,130      34,565
     Other real estate owned:
       Foreclosed property............................    103,344     155,050      79,384      47,473      60,869
       In-substance foreclosures......................     19,145      40,084     140,339     137,835          --
                                                         --------    --------    --------    --------    --------
            Total.....................................    122,489     195,134     219,723     185,308      60,869
       Less reserve...................................     (6,622)     (5,765)     (7,306)    (10,120)         --
                                                         --------    --------    --------    --------    --------
            Net.......................................    115,867     189,369     212,417     175,188      60,869
                                                         --------    --------    --------    --------    --------
               Total Non-Performing Assets............   $494,748    $695,694    $928,923    $911,246    $507,357
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Contractually past due loans(b):
     Consumer(c)......................................   $133,112    $142,077    $134,720    $ 71,101
                                                                                                         $128,843
     Other(c).........................................      8,373      12,422      10,686      25,447
                                                         --------    --------    --------    --------    --------
     Total............................................   $141,485    $154,499    $145,406    $ 96,548    $128,843
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------

- ---------------

(a) Non-performing assets exclude loans classified as contractually past due 90 days or more and still accruing, segregated shared-loss assets of $254.4 million in 1993 and $310.0 million in 1992, and assets held for sale of $88.4 million in 1993.

(b) Accruing loans past due 90 days or more.

(c) Breakdown among categories of contractually past due loans is not available for 1989.

     Interest income is not accrued on loans where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. Additionally, interest is not accrued on loans where management has determined that the borrowers may be unable to meet future contractual principal and/or interest obligations, even though interest and principal payments may be current. When a loan is placed on non-accrual status, interest accruals cease and past due interest is reversed and charged against current income. Any interest payments subsequently received are credited to either principal or interest income, depending upon the financial condition of the borrower. Interest income is not accrued until the financial condition and payment record of the borrower once again warrant it. Interest on loans that have been restructured is accrued according to the restructured terms once regularity of payment is established and management has determined that the borrower is able to meet all recorded obligations.

     Non-performing assets were $494.7 million at December 31, 1993, compared to $695.7 million at December 31, 1992. The decline reflects the Company's continuing workout and collection efforts, which include

                                       39
repayments, charge-offs, transfers of non-performing assets to "assets held for sale" and fewer additions to non-performing loans. Non-performing real estate loans declined $52.0 million, including a $107.0 million decline in connection with the assets held for sale reclassification ($72.4 million was transferred to assets held for sale, including certain non-performing loans acquired in connection with the Peoples, Northeast and Village transactions, and $34.6 million in related write-downs were taken). The level of non-accruing domestic commercial loans decreased $62.4 million from December 31, 1992 to December 31, 1993. The decline reflected the reclassification of $6.1 million to assets held for sale and $5.1 million in related write-downs. Restructured loans decreased $21.7 million to $13.9 million at December 31, 1993, due primarily to the return to accruing status of certain loans whose rates and terms are consistent with market rates and terms, and where a sufficient period of satisfactory performance by the borrower in accordance with the modified terms had occurred.

     Interest recognized as income on loans that were classified as non-accruing and restructured as of year-end totaled $3.1 million in 1993. Had payments on year-end non-accruing and restructured loans been made at the original contracted amounts and due dates, the Company would have recorded additional interest income of approximately $30.1 million in 1993.

     OREO decreased from $189.4 million at December 31, 1992 to $115.9 million at December 31, 1993. OREO obtained in 1993 acquisitions was $11.9 million at December 31, 1993. The decline reflected the reclassification of $46.9 million to assets held for sale and $9.7 million in related write-downs.

     Prior to transferring a real estate loan to OREO (due to actual foreclosure or in-substance foreclosure), it is written-down to the lower of cost or fair value. This write-down is charged to the reserve for possible credit losses. Subsequently, OREO is carried at the lower of fair value less estimated cost to sell or carrying value. An OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of all OREO properties between periodic appraisals and for estimated selling costs. The reserve and related provision for OREO were relatively unchanged in 1993 as compared to 1992. Charge-offs also include write-downs related to assets held for sale, reflecting management's plans to dispose of such assets rapidly. The following table sets forth information regarding the Company's reserve for OREO:

                                                                  1993         1992         1991
                                                                --------     --------     --------
                                                                           (THOUSANDS)
          Balance at beginning of period......................  $  5,765     $  7,306     $ 10,121
          Provision...........................................    22,800       21,155        9,288
          Acquired reserves...................................     6,649           --           --
          Charge-offs and write-downs.........................   (28,592)     (22,696)     (12,103)
                                                                --------     --------     --------
          Balance at end of period............................  $  6,622     $  5,765     $  7,306
                                                                --------     --------     --------
                                                                --------     --------     --------

     At December 31, 1993, loans that were 90 days or more past due but still accruing interest totaled $141.5 million, including $133.1 million of consumer loans, compared to $154.5 million at December 31, 1992, a decrease of $13.0 million, or 8%. The decrease was primarily the result of continuing workout and collection efforts. Management's determination regarding the accrual of interest on these loans is based on the availability and sufficiency of collateral and the status of collection efforts. Delays which the Company continues to experience in pursuing remedies through the court systems have had a significant impact on this loan category. In the present environment, certain of such loans could become non-performing assets or result in charge-offs in the future.

     While the Company believes it has responded appropriately to the current economic environment, management remains sensitive to the evolving economic situation and its potential impact on asset quality and the reserve for possible credit losses. In addition, regulatory agencies periodically review the level of the Company's reserve for possible credit losses. Such agencies could require the Company to increase or decrease the level of the reserve based on their interpretation of data available to them at the time of their examination.

     In May, 1993, SFAS 114, "Accounting by Creditors for Impairment of a Loan", was issued. SFAS 114 requires that "impaired" loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Although management is continuing to review SFAS 114 and the expected changes to that standard, it does not currently expect that the adoption of SFAS 114, which is required for fiscal years beginning after December 15, 1994, will have a material effect on the Company's financial statements.

                                       40
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

        Report of Independent Auditors.....................................................     41
        First Fidelity Bancorporation (and Subsidiaries):
             Consolidated Statements of Income.............................................     42
             Consolidated Statements of Condition..........................................     43
             Consolidated Statements of Changes in Stockholders' Equity....................     44
             Consolidated Statements of Cash Flows.........................................     45
             Notes to Consolidated Financial Statements....................................     46

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

        Summary of Quarterly Financial Information.........................................     73
        Computation of Earnings Per Share..................................................     74

                                       41
                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
First Fidelity Bancorporation

     We have audited the accompanying consolidated statements of condition of First Fidelity Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of First Fidelity Bancorporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Fidelity Bancorporation and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, First Fidelity Bancorporation changed its methods of accounting for income taxes, postretirement benefits other than pensions, postemployment benefits, and certain investments in debt and equity securities.

/s/ KPMG Peat Marwick

January 14, 1994, except for the sixth paragraph of Note 11 which is as of February 2, 1994
New York, New York

                                       42
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                        YEAR ENDED DECEMBER 31
                                                                              ------------------------------------------
                                                                                 1993            1992            1991
                                                                              ----------      ----------      ----------
                                                                                (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest and fees on loans.............................................     $1,531,900      $1,513,445      $1,689,680
  Interest on federal funds sold and securities purchased under
    agreements to resell.................................................         16,176          33,578          59,778
  Interest and dividends on securities:
    Taxable interest income..............................................        370,731         409,104         452,614
    Tax-exempt interest income...........................................         49,017          57,675          67,298
    Dividends............................................................          4,559           4,037           3,931
  Interest on bank deposits..............................................         66,308         104,524         103,347
  Interest on trading account securities.................................          6,505           6,918           7,312
                                                                              ----------      ----------      ----------
      Total Interest Income..............................................      2,045,196       2,129,281       2,383,960
                                                                              ----------      ----------      ----------
Interest Expense
  Interest on:
    Deposits.............................................................        620,730         824,453       1,176,495
    Short-term borrowings................................................         32,199          43,469          72,052
    Long-term debt.......................................................         38,584          52,790          79,342
                                                                              ----------      ----------      ----------
      Total Interest Expense.............................................        691,513         920,712       1,327,889
                                                                              ----------      ----------      ----------
      Net Interest Income................................................      1,353,683       1,208,569       1,056,071
Provision for possible credit losses.....................................        148,000         228,000         298,000
                                                                              ----------      ----------      ----------
      Net Interest Income after Provision for Possible Credit Losses.....      1,205,683         980,569         758,071
                                                                              ----------      ----------      ----------
Non-Interest Income
  Trust income...........................................................        104,517          86,396          83,784
  Service charges on deposit accounts....................................        152,340         139,310         114,406
  Other service charges, commissions and fees............................         85,741          76,374          81,522
  Trading revenue........................................................         16,932          16,685          12,254
  Net securities transactions............................................          7,017           4,825          53,566
  Other income...........................................................         16,953           8,786          48,158
                                                                              ----------      ----------      ----------
      Total Non-Interest Income..........................................        383,500         332,376         393,690
                                                                              ----------      ----------      ----------
Non-Interest Expense
  Salaries and benefits expense..........................................        468,050         408,841         390,993
  Occupancy expense......................................................        112,729         107,269         103,814
  Equipment expense......................................................         43,983          41,418          42,051
  Other expenses.........................................................        389,937         359,318         334,889
                                                                              ----------      ----------      ----------
      Total Non-Interest Expense.........................................      1,014,699         916,846         871,747
                                                                              ----------      ----------      ----------
Income before income taxes and cumulative effect of changes in accounting
  principles.............................................................        574,484         396,099         280,014
Income taxes.............................................................        178,025          82,362          58,773
                                                                              ----------      ----------      ----------
Income before cumulative effect of changes in accounting principles......        396,459         313,737         221,241
Cumulative effect of changes in accounting principles, net of tax........          2,373              --              --
                                                                              ----------      ----------      ----------
      Net Income.........................................................        398,832         313,737         221,241
Dividends on Preferred Stock.............................................         20,653          21,061          17,176
                                                                              ----------      ----------      ----------
      Net Income Applicable to Common Stock..............................     $  378,179      $  292,676      $  204,065
                                                                              ----------      ----------      ----------
                                                                              ----------      ----------      ----------
Per Common Share:
  Primary:
    Income before cumulative effect of changes in accounting
     principles..........................................................          $4.63           $3.89           $3.37
    Cumulative effect of changes in accounting principles, net of tax....            .03              --              --
    Net income -- primary................................................           4.66            3.89            3.37
  Fully diluted:
    Income before cumulative effect of changes in accounting
     principles..........................................................           4.55            3.77            3.31
    Cumulative effect of changes in accounting principles, net of tax....            .03              --              --
    Net income -- fully diluted..........................................           4.58            3.77            3.31

          See accompanying notes to consolidated financial statements.

                                       43
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                    DECEMBER 31
                                                                                             --------------------------
                                                                                                1993           1992
                                                                                             -----------    -----------
                                                                                                    (THOUSANDS)
Assets
  Cash and due from banks.................................................................   $ 1,831,270    $ 1,913,177
  Interest-bearing time deposits..........................................................       979,769      2,635,938
  Securities held to maturity (market value 1993, $5,321,239; 1992, $5,697,822)...........     5,241,987      5,577,830
  Securities available for sale (market value $777,013 at December 31, 1992)..............     2,656,721        755,128
  Trading account securities at market value..............................................       149,887        228,344
  Federal funds sold and securities purchased under agreements to resell..................        15,000        738,000
  Loans, net of unearned income...........................................................    21,386,911     18,377,695
    Less: Reserve for possible credit losses..............................................      (602,183)      (610,353)
                                                                                             -----------    -----------
      Net Loans...........................................................................    20,784,728     17,767,342
  Premises and equipment..................................................................       404,208        352,611
  Customers' acceptance liability.........................................................       187,903        169,131
  Other assets............................................................................     1,511,112      1,342,796
                                                                                             -----------    -----------
      Total Assets........................................................................   $33,762,585    $31,480,297
                                                                                             -----------    -----------
                                                                                             -----------    -----------
Liabilities
  Deposits in domestic offices:
    Demand deposits.......................................................................   $ 5,347,007    $ 5,369,685
    Savings/NOW deposits..................................................................     9,650,774      7,826,942
    Money market deposit accounts.........................................................     3,893,130      3,904,739
    Other consumer time deposits..........................................................     8,637,296      9,197,683
    Corporate certificates of deposit.....................................................       398,435        442,422
  Deposits in overseas offices............................................................       216,380        263,364
                                                                                             -----------    -----------
      Total Deposits......................................................................    28,143,022     27,004,835
  Short-term borrowings...................................................................     1,620,125      1,084,277
  Acceptances outstanding.................................................................       196,117        176,587
  Other liabilities.......................................................................       451,835        375,440
  Long-term debt..........................................................................       613,058        581,508
                                                                                             -----------    -----------
      Total Liabilities...................................................................    31,024,157     29,222,647
Commitments and contingencies (see Notes 16 and 18)

Stockholders' Equity
  Preferred stock.........................................................................       230,422        232,172
  Common stock ($1.00 par)
    Authorized: 150,000,000 shares
    Issued: 79,937,719 shares at December 31, 1993
    Issued and outstanding: 74,107,949 shares at December 31, 1992........................        79,938         74,108
  Surplus.................................................................................     1,202,373      1,014,905
  Retained earnings.......................................................................     1,227,368        936,465
  Less treasury stock, at cost: 36,714 shares at December 31, 1993........................        (1,673)            --
                                                                                             -----------    -----------
      Total Common Stockholders' Equity...................................................     2,508,006      2,025,478
                                                                                             -----------    -----------
      Total Stockholders' Equity..........................................................     2,738,428      2,257,650
                                                                                             -----------    -----------
      Total Liabilities and Stockholders' Equity..........................................   $33,762,585    $31,480,297
                                                                                             -----------    -----------
                                                                                             -----------    -----------

          See accompanying notes to consolidated financial statements.

                                       44
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                       TOTAL
                                                   PREFERRED   COMMON                    RETAINED     TREASURY     STOCKHOLDERS'
                                                    STOCK       STOCK      SURPLUS       EARNINGS       STOCK         EQUITY
                                                   --------    -------    ----------    ----------    ---------    -------------
                                                                           (THOUSANDS)
Balance, December 31, 1990......................   $157,271    $59,627    $  681,630    $  583,925           --     $ 1,482,453
  Net income....................................         --         --            --       221,241           --         221,241
  Shares Issued:
    Preferred stock issued......................     75,000         --            --            --           --          75,000
    Preferred stock conversions.................        (35)         1            34            --           --              --
    Dividend reinvestment plan..................         --        672        16,853            --           --          17,525
    Stock options...............................         --        534        11,133            --           --          11,667
    Private placement...........................         --      9,505       208,746            --           --         218,251
  Dividends on Common stock.....................         --         --            --       (72,112)          --         (72,112)
  Dividends on Preferred stock..................         --         --            --       (17,176)          --         (17,176)
  Equity portfolio valuation....................         --         --            --         7,933           --           7,933
                                                   --------    -------    ----------    ----------    ---------    -------------
Balance, December 31, 1991......................    232,236     70,339       918,396       723,811           --       1,944,782
  Net income....................................         --         --            --       313,737           --         313,737
  Shares Issued:
    Preferred stock conversions.................        (64)         2            62            --           --              --
    Dividend reinvestment plan..................         --        531        17,060            --           --          17,591
    Stock options...............................         --        860        21,169            --           --          22,029
    Private placement...........................         --      2,376        58,218            --           --          60,594
  Dividends on Common stock.....................         --         --            --       (88,036)          --         (88,036)
  Dividends on Preferred stock..................         --         --            --       (21,061)          --         (21,061)
  Equity portfolio valuation....................         --         --            --         8,014           --           8,014
                                                   --------    -------    ----------    ----------    ---------    -------------
Balance, December 31, 1992......................    232,172     74,108     1,014,905       936,465           --       2,257,650
  Net income....................................         --         --            --       398,832           --         398,832
  Shares Issued:
    Preferred stock conversions.................     (1,750)        55         1,695            --           --              --
    Dividend reinvestment plan..................         --         98         4,305          (230)   $   3,598           7,771
    Stock options...............................         --        276         6,982        (4,366)      11,047          13,939
    Private placement...........................         --      2,376        58,218            --           --          60,594
    Acquisitions................................         --      3,025       116,268            --      100,636         219,929
  Purchases of treasury stock...................         --         --            --            --     (116,954)       (116,954)
  Dividends on Common stock.....................         --         --            --      (110,336)          --        (110,336)
  Dividends on Preferred stock..................         --         --            --       (20,653)          --         (20,653)
  Fair value adjustment -- securities available
    for sale....................................         --         --            --        27,656           --          27,656
                                                   --------    -------    ----------    ----------    ---------    -------------
Balance, December 31, 1993......................   $230,422    $79,938    $1,202,373    $1,227,368    $  (1,673)    $ 2,738,428
                                                   --------    -------    ----------    ----------    ---------    -------------
                                                   --------    -------    ----------    ----------    ---------    -------------

          See accompanying notes to consolidated financial statements.

                                       45
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31
                                                                            --------------------------------------------
                                                                               1993             1992            1991
                                                                            -----------     ------------     -----------
                                                                                            (THOUSANDS)
Cash flows from operating activities:
    Net income...........................................................   $   398,832     $    313,737     $   221,241
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible credit losses.................................       148,000          228,000         298,000
    Depreciation, amortization and accretion.............................        53,354           39,201          37,612
    Deferred income tax provision........................................        86,453            1,034           5,159
    Gain on sale of assets...............................................       (12,288)         (13,491)        (52,973)
    Net securities transactions (gains)..................................        (7,017)          (4,825)        (53,566)
    Proceeds from sales of trading account securities....................     8,951,741       10,324,738       9,126,828
    Purchases of trading account securities..............................    (8,860,508)     (10,388,715)     (9,141,740)
    Decrease (increase) in accrued interest receivable...................        39,674          (19,671)         15,957
    Decrease in accrued interest payable.................................       (32,067)         (78,764)        (33,468)
    Change in current taxes payable......................................        24,332           (7,334)         18,410
    Other, net...........................................................       175,572         (202,118)         66,424
    Cumulative effect of changes in accounting principles, net of tax....        (2,373)              --              --
                                                                            -----------     ------------     -----------
      Net cash provided by operating activities..........................       963,705          191,792         507,884
Cash flows from investing activities:
    Proceeds from sales of securities....................................       461,596          175,820       1,663,470
    Proceeds from maturities of securities...............................     5,267,960        2,894,934       1,507,363
    Purchases of securities..............................................    (5,822,987)      (2,923,516)     (2,556,594)
    Net (disbursements) receipts from lending activities.................      (574,609)         538,862       1,726,249
    Purchases of premises and equipment..................................       (55,248)         (93,479)        (32,281)
    Proceeds from sales of premises and equipment........................        10,843           14,668          18,542
    Net change in acceptances............................................           758            4,308           2,005
    Net cash received on acquisitions....................................       641,386          723,111         682,478
                                                                            -----------     ------------     -----------
      Net cash (used in) provided by investing activities................       (70,301)       1,334,708       3,011,232
Cash flows from financing activities:
    Change in demand, savings/NOW, and money market deposits.............    (1,428,337)       1,171,050       1,245,975
    Change in corporate certificates of deposit and deposits in overseas
     offices.............................................................       (90,971)         (73,097)       (550,860)
    Change in other consumer time deposits...............................    (1,988,007)      (2,321,038)         (8,957)
    Change in short-term borrowings......................................       228,579         (208,692)     (1,599,028)
    Issuances of long-term debt..........................................       150,000            1,069              --
    Payments on long-term debt...........................................      (118,450)        (338,826)       (197,596)
    Purchases of treasury stock..........................................      (116,954)              --              --
    Issuance of Common and Preferred stock...............................       140,740          100,214         322,443
    Dividends paid.......................................................      (131,080)        (109,174)        (87,349)
                                                                            -----------     ------------     -----------
      Net cash (used in) financing activities............................    (3,354,480)      (1,778,494)       (875,372)
                                                                            -----------     ------------     -----------
      Net change in cash and cash equivalents............................    (2,461,076)        (251,994)      2,643,744
      Cash and cash equivalents at beginning of period(A)................     5,287,115        5,539,109       2,895,365
                                                                            -----------     ------------     -----------
      Cash and cash equivalents at end of period(A)......................   $ 2,826,039     $  5,287,115     $ 5,539,109
                                                                            -----------     ------------     -----------
                                                                            -----------     ------------     -----------
Supplemental disclosures:
    Total amount of interest paid for the period.........................   $   723,580     $    999,476     $ 1,353,621
                                                                            -----------     ------------     -----------
                                                                            -----------     ------------     -----------
    Total amount of income taxes paid for the period.....................   $   108,274     $     89,888     $    42,249
                                                                            -----------     ------------     -----------
                                                                            -----------     ------------     -----------
    Total amount of loans transferred to OREO............................   $   115,190     $    100,553     $    71,615
                                                                            -----------     ------------     -----------
                                                                            -----------     ------------     -----------
    Total amount of loans transferred to assets held for sale............   $    51,457     $         --     $        --
                                                                            -----------     ------------     -----------
                                                                            -----------     ------------     -----------

                                                                                               DECEMBER 31
                                                                        ---------------------------------------------------------
                         (A) Reconciliation:
                                                                          1993            1992            1991            1990
                                                                        ---------       ---------       ---------       ---------
                                                                                               (THOUSANDS)
Cash and due from banks............................................... $1,831,270      $1,913,177      $2,115,508      $2,244,096
Interest-bearing time deposits........................................    979,769       2,635,938       2,645,601         519,419
Federal funds sold and securities purchased under agreements to
  resell..............................................................     15,000         738,000         778,000         131,850
                                                                        ---------       ---------       ---------       ---------
Total cash and cash equivalents....................................... $2,826,039      $5,287,115      $5,539,109      $2,895,365
                                                                        ---------       ---------       ---------       ---------
                                                                        ---------       ---------       ---------       ---------

          See accompanying notes to consolidated financial statements.

                                       46
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ACCOUNTING POLICIES

     The Consolidated Financial Statements of First Fidelity Bancorporation and Subsidiaries (collectively, the "Company" or "First Fidelity") have been prepared in conformity with generally accepted accounting principles and reporting practices applied in the banking industry. The consolidated financial statements include the accounts of First Fidelity Bancorporation and its subsidiaries, all of which are directly or indirectly wholly-owned. Significant intercompany balances and transactions have been eliminated in consolidation. The Company also presents herein condensed parent company only financial information regarding First Fidelity Bancorporation (the "Parent Company"). Prior period amounts are reclassified when necessary to conform with the current year's presentation. The following is a summary of significant accounting policies:

          Securities Held to Maturity: Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Purchase premiums and discounts are amortized over the life of the related security using a method which approximates the effective interest method.

          Trading Account Securities: Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading account securities, which are carried at market value. Realized gains and losses and gains and losses from marking the portfolio to market value are included in trading revenue.

          Securities Available for Sale: At December 31, 1993, securities not classified as securities held to maturity or trading account securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses are excluded from earnings, and are reported as a separate component of stockholders' equity, net of taxes. In 1992, these securities were stated at the lower of cost or market. Such securities include those that may be sold in response to changes in interest rates, changes in prepayment risk or other factors.

          Net securities transactions included in non-interest income consist of realized gains and losses on the sale of securities. Gains or losses on sale are recorded on the completed transaction basis and are computed under the identified certificate method.

          Loans: Loans are stated net of unearned income. Unearned income is recognized over the lives of the respective loans, principally on the effective interest method.

          Income from direct financing leases is recorded over the life of the lease under the financing method of accounting, except for leveraged lease transactions. Income from leveraged lease transactions is recognized using a method which yields a level rate of return in relation to the Company's net investment in the lease. The investment includes the sum of aggregate rentals receivable and the estimated residual value of leased equipment, less deferred income and third party debt on leveraged leases.

          Interest income is not accrued on loans where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection, or on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations. When a loan is placed on non-accrual, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Interest on loans that have been restructured is recognized according to the revised terms.

          Loan origination and commitment fees and certain related costs are deferred and amortized as an adjustment of loan yield in a manner which approximates the effective interest method.

          Reserve for Possible Credit Losses: The level of the reserve for possible credit losses is based on management's ongoing assessment of the Company's credit exposure, in consideration of a number of relevant variables. These variables include prevailing and anticipated domestic and international economic conditions,

                                       47
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     assigned risk ratings, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, various off balance-sheet credit risks, the nature and level of non-performing assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management.

          Financial Instruments: A financial instrument is defined as cash, evidence of ownership in an entity, or a contract that imposes an obligation on one entity and conveys a right to another for the exchange of cash or other financial instruments. In addition to the financial instruments shown in the Consolidated Statement of Condition, the Company enters into interest rate swaps, futures, caps and floors, primarily to manage interest rate exposure, and also enters into firm commitments to extend credit.

            Hedges: In order to qualify for hedge accounting treatment, the item being hedged must expose the Company to interest rate risk. Interest rate swaps, futures, caps and floors which reduce exposure to interest rate risk associated with identifiable assets, liabilities, firm commitments or anticipated transactions are designated as hedges. Interest rate swaps which are hedges of other interest rate swaps (i.e., matched swaps) are held to maturity. Gains or losses on contracts designated as hedges are deferred and amortized to interest income or expense over the life of the related hedged asset, liability, firm commitment or anticipated transaction. The net settlement amount to be received or paid on contracts designated as hedges is accrued over the life of the contract and recognized as interest income or expense, respectively.

            Trading positions: Interest rate swaps, futures, caps, or floors not qualifying for hedge accounting treatment or used in trading activities, if any, are carried at market value, and realized and unrealized gains and losses are included in trading revenue.

          Foreign Currency Translation and Exchange Contracts: Assets and liabilities of overseas offices are translated at current rates of exchange. Related income and expenses are translated at average rates of exchange in effect during the year. All foreign exchange positions are valued daily at prevailing market rates. Exchange adjustments, including unrealized gains or losses on unsettled forward contracts, are included in trading revenue.

          Other Real Estate Owned: Real estate acquired in partial or full satisfaction of loans and loans meeting the criteria of "in-substance foreclosures" are classified as Other Real Estate Owned ("OREO"). Prior to transferring a real estate loan to OREO (due to actual or in-substance foreclosure) it is written down to the lower of cost or fair value. This write down is charged to the reserve for possible credit losses. Subsequently, OREO is carried at the lower of fair value less estimated costs to sell or carrying value.

          Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. Buildings and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful life of the improvement.

          Income Taxes: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets are recognized for future deductible temporary differences and tax loss and credit carryforwards if their realization is "more likely than not". Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Under Accounting Principles Board Opinion No. 11, which was applied by the Company in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different

                                       48
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     years for financial reporting purposes and income tax purposes, using the tax rate applicable in the year of the calculation. Under that method, deferred taxes were not adjusted for subsequent changes in tax rates.

          The Parent Company's income taxes, as reflected in the Parent Company's Statement of Income, represent the taxes allocated to the Parent Company on the basis of its contribution to consolidated income.

          Retirement Benefits: The Company maintains self-administered, non-contributory defined benefit pension plans covering all employees who qualify as to age and length of service. Plan expense is based on actuarial computations of current and future benefits for employees and is included in salaries and benefits expense. In addition, the Company provides health care and life insurance benefits for qualifying employees. The related expense is based upon actuarial calculations and is recognized during the period over which such benefits are earned. Prior to 1993, the Company recognized health care and life insurance expenses on an "as paid" basis.

          Earnings per Share: Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options and warrants, using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of the Company's Preferred Stock.

          Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options and warrants, using the treasury stock method. Fully diluted earnings per share also reflects provisions for dividend requirements on non-convertible preferred stock.

          Statement of Cash Flows: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell, none having an original maturity of more than three months.

          Excess of Cost Over Net Assets Acquired: The excess of cost over the fair value of acquired net assets is included in other assets and is being amortized using the straight-line method over the estimated period of benefit.

NOTE 2.  CHANGES IN ACCOUNTING PRINCIPLES

     During 1993, First Fidelity changed its method of accounting for: (a) postretirement benefits other than pensions, as required by SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (b) income taxes, as required by SFAS 109, "Accounting for Income Taxes", (c) postemployment benefits, as prescribed in SFAS 112, "Employers' Accounting for Postemployment Benefits" and (d) securities, as prescribed in SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".

     The cumulative effect of changes in accounting principles, net of tax effect, in the Company's 1993 Consolidated Statement of Income consists of the following:

                                                                                           INCREASE (DECREASE)
                                                                                           -------------------
                                                                                               (MILLIONS)
    Income taxes.......................................................................          $  63.1
    Postretirement benefits other than pensions........................................            (53.3)
    Postemployment benefits............................................................             (7.4)
    Investments in debt and equity securities..........................................               --
                                                                                                 -------
         Total cumulative effect of changes in accounting principles...................          $   2.4
                                                                                                 -------
                                                                                                 -------

     The Company recorded a cumulative one-time benefit of $63.1 million upon the adoption of SFAS 109. The major components of the deferred tax asset related to temporary differences created by the Reserve for Possible Credit Losses, alternative minimum tax credit carryforwards, and accrued postretirement benefits.

                                       49
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     SFAS 106 requires accrual, during an employee's active years of service, of the expected costs of providing postretirement benefits (principally health care) to employees and their beneficiaries and dependents. Benefit levels and eligibility are based upon the employee's status (currently employed or retired), length of service, age at retirement and other factors. The majority of the costs of providing these benefits relate to current retirees and their beneficiaries. Through 1992, First Fidelity, like most other companies, recognized this expense on an "as paid" basis. As a result of this change in accounting principle, the Company recorded a one-time cumulative effect adjustment of $80.7 million ($53.3 million, net of tax effect), to recognize the accumulated postretirement benefit obligation at January 1, 1993.

     In addition, as of January 1, 1993, the Company adopted SFAS 112, which requires employers to recognize any obligation to provide postemployment (as differentiated from postretirement) benefits (salary continuation, outplacement services, etc.) by accruing the estimated liability through a charge to expense. Upon adoption of SFAS 112, the Company's accumulated postemployment benefit obligation at January 1, 1993 of $11.3 million was recognized by a one-time cumulative effect adjustment of $7.4 million, net of tax effect, during 1993.

     The Company adopted SFAS 115 as of December 31, 1993. Adoption of this standard resulted in an increase in the carrying value of "Securities Available for Sale" of $49.2 million and a decrease in the carrying value of "Loans" of $7.2 million, offset by increases in Retained Earnings of $27.3 million and the related deferred tax impact of $14.7 million.

NOTE 3.  PRINCIPAL ACQUISITIONS

1993

     In May 1993, the Company acquired $2.5 billion in assets and assumed $2.5 billion in liabilities of Northeast Bancorp, Inc. ("Northeast") and its subsidiaries for $27.2 million in an exchange of common stock. In connection with the acquisition, the Company also issued 3,284,207 shares of its Common Stock to Banco Santander, S.A. ("Santander") representing the exercise by Santander of warrants ("Warrants") to purchase 2,376,250 shares and the exercise by Santander of gross up rights to purchase an additional 907,957 shares ("the Acquisition Gross Up Rights") pursuant to the Investment Agreement, dated as of March 18, 1991 (the "Investment Agreement") between the Company and Santander. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Northeast have been included in the Company's consolidated financial statements from May 4, 1993.

     On August 11, 1993, First Fidelity acquired Village Financial Services, Ltd. ("Village") and its 9 branch bank subsidiary, Village Bank, for $40.0 million in cash and $26.8 million of First Fidelity Common Stock. Village had $736 million in assets and $489 million in deposits at closing. In connection with the acquisition, the Company issued 893,956 shares of First Fidelity Common Stock to Santander pursuant to its exercise of Acquisition Gross Up Rights under the Investment Agreement. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Village have been included in the Company's consolidated financial statements from August 11, 1993.

     On December 30, 1993, the Company acquired the 31 branch Peoples Westchester Savings Bank ("Peoples"), a savings bank operating in Westchester County, New York, for a combination of cash and Common Stock with an aggregate value of $234.9 million. At closing, Peoples had approximately $1.7 billion in assets and $1.5 billion in deposits. Substantially all of the 2,442,083 shares of Common Stock issued to Peoples stockholders in the acquisition came from Treasury Stock, all of which was acquired by First Fidelity late in 1993 through open market purchases. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Peoples have been included in the Company's consolidated financial statements from December 30, 1993.

     The following required unaudited pro forma financial information presents the combined historical results of operations of First Fidelity, Northeast, Village and Peoples (the "companies") as if the acquisitions had all occurred as of January 1, 1993 and 1992, respectively, giving effect to purchase accounting adjustments. The results do not include certain non-recurring charges and credits directly attributable to such acquisitions. The pro forma financial

                                       50
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

information does not necessarily reflect the results of operations that would have been achieved had the companies actually combined at such dates.

         COMBINED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                         -----------------
                                                                                          1993       1992
                                                                                         ------     ------
                                                                                            (THOUSANDS,
                                                                                         EXCEPT PER SHARE
                                                                                             AMOUNTS)
    Interest income..................................................................    $2,234     $2,521
    Net interest income..............................................................     1,461      1,410
    Provision for possible credit losses.............................................       180        346
    Non-interest income..............................................................       425        436
    Non-interest expense.............................................................     1,147      1,165
    Net income.......................................................................       393        242
    Earnings per share:
      Primary........................................................................    $ 4.46     $ 2.74
      Fully diluted..................................................................      4.38       2.70

1992

     On October 2, 1992, the Company acquired $2.7 billion in assets and assumed $3.1 billion in deposits and other liabilities of The Howard Savings Bank ("Howard"). The transaction was effected through an emergency purchase and assumption transaction pursuant to a Purchase and Assumption Agreement (the "Agreement"). The Company paid a premium of $73.5 million to the Federal Deposit Insurance Corporation ("FDIC") to acquire Howard. The underlying Agreement contained FDIC loss-sharing provisions with respect to approximately $860 million in commercial loans, commercial mortgages and certain other loans (the "shared-loss loans"). During the five-year term of the loss-sharing arrangement, the Company classifies non-accruing shared-loss loans as "segregated assets". See Note 9 presented herein.

     The Howard acquisition was accounted for under the purchase method; accordingly, Howard's operations have been included in the Company's consolidated financial statements only since the date of acquisition.

NOTE 4.  CASH AND DUE FROM BANKS

     The Company's banking subsidiaries are required to maintain reserve balances with Federal Reserve Banks. These balances totaled $333 million at December 31, 1993 and averaged approximately $398 million for the year ended December 31, 1993.

NOTE 5.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

     The Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", as of December 31, 1993.

                                       51
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Held to Maturity

     Securities held to maturity are stated at amortized cost, and at December 31, 1993 and 1992 consisted of the following:

                                                                  1993                          1992
                                                        -------------------------     -------------------------
                                                        AMORTIZED        MARKET       AMORTIZED        MARKET
                                                           COST          VALUE           COST          VALUE
                                                        ----------     ----------     ----------     ----------
                                                                              (THOUSANDS)
    U.S. Treasury...................................    $  394,791     $  395,213     $  676,943     $  682,728
    Federal agencies................................     3,200,001      3,233,567      3,754,458      3,821,893
    State and municipal.............................       564,156        607,673        718,728        762,223
    Other securities................................     1,083,039      1,084,786        427,701        430,978
                                                        ----------     ----------     ----------     ----------
                                                        $5,241,987     $5,321,239     $5,577,830     $5,697,822
                                                        ----------     ----------     ----------     ----------
                                                        ----------     ----------     ----------     ----------

     Federal agency securities consisted almost entirely of mortgage-backed securities (which included collateralized mortgage obligations and pass-through certificates) at December 31, 1993 and 1992, respectively. Other securities included mortgage-backed securities with book values of $442.8 million and $189.2 million and market values of $443.1 million and $192.7 million at December 31, 1993 and 1992, respectively.

     Proceeds from sales of debt securities held as investments in 1992 were $134.5 million. Gains of $7.7 million and losses of $67 thousand were realized on such sales in 1992. Proceeds from sales of debt securities held as investments during 1991 were $1.7 billion. Gains of $63.9 million and losses of $429 thousand were realized on these sales in 1991.

     Gross unrealized gains and losses in the securities held to maturity portfolio at December 31, 1993 were as follows:

                                                                             GROSS          GROSS           NET
                                                                           UNREALIZED     UNREALIZED     UNREALIZED
                                                                             GAINS          LOSSES         GAINS
                                                                           ----------     ----------     ----------
                                                                                          (THOUSANDS)
    U.S. Treasury......................................................     $    460       $    (38)      $    422
    Federal agencies...................................................       37,686         (4,120)        33,566
    State and municipal................................................       43,948           (431)        43,517
    Other securities...................................................        2,976         (1,229)         1,747
                                                                           ----------     ----------     ----------
                                                                            $ 85,070       $ (5,818)      $ 79,252
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

     Gross unrealized gains and losses in the securities held to maturity portfolio at December 31, 1992 were as follows:

                                                                           GROSS          GROSS           NET
                                                                         UNREALIZED     UNREALIZED     UNREALIZED
                                                                           GAINS          LOSSES         GAINS
                                                                         ----------     ----------     ----------
                                                                                        (THOUSANDS)
    U.S. Treasury....................................................     $   9,177      $  (3,392)     $   5,785
    Federal agencies.................................................        76,979         (9,544)        67,435
    State and municipal..............................................        45,209         (1,714)        43,495
    Other securities.................................................         4,885         (1,608)         3,277
                                                                         ----------     ----------     ----------
                                                                          $ 136,250      $ (16,258)     $ 119,992
                                                                         ----------     ----------     ----------
                                                                         ----------     ----------     ----------

                                       52
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Securities held to maturity aggregating approximately $2.6 billion at December 31, 1993 and $2.4 billion at December 31, 1992 were pledged, either under repurchase agreements or to secure public deposits.

Securities Available for Sale

     Securities available for sale are stated at fair value, and at December 31, 1993 and 1992, respectively, consisted of the following:

                                                                     1993                         1992
                                                           -------------------------     ----------------------
                                                           AMORTIZED         FAIR        AMORTIZED       FAIR
                                                              COST          VALUE          COST         VALUE
                                                           ----------     ----------     ---------     --------
                                                                                (THOUSANDS)
    U.S. Treasury......................................    $1,234,593     $1,276,612     $ 734,018     $756,638
    Federal agencies...................................     1,115,504      1,121,039        10,235       10,921
    State and municipal................................        14,644         14,203         7,049        6,028
    Equity securities..................................        58,991         63,052            --           --
    Other securities...................................       183,834        181,815         3,826        3,426
                                                           ----------     ----------     ---------     --------
                                                           $2,607,566     $2,656,721     $ 755,128     $777,013
                                                           ----------     ----------     ---------     --------
                                                           ----------     ----------     ---------     --------

     Gross unrealized gains and losses in the securities available for sale portfolio at December 31, 1993 were as follows:

                                                                                                            NET
                                                                             GROSS          GROSS        UNREALIZED
                                                                           UNREALIZED     UNREALIZED       GAINS
                                                                             GAINS          LOSSES        (LOSSES)
                                                                           ----------     ----------     ----------
                                                                                         (THOUSANDS)
    U.S. Treasury......................................................     $ 42,019             --       $ 42,019
    Federal agencies...................................................        6,133       $   (598)         5,535
    State and municipal................................................           --           (441)          (441)
    Equity securities..................................................        6,475         (2,414)         4,061
    Other securities...................................................          350         (2,369)        (2,019)
                                                                           ----------     ----------     ----------
                                                                            $ 54,977       $ (5,822)      $ 49,155
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

     Consistent with SFAS 115, the net unrealized gains were reported as a separate component of stockholders' equity, net of tax effect, at December 31, 1993.

     Gross unrealized gains and losses in the securities available for sale portfolio at December 31, 1992 were as follows:

                                                                                                            NET
                                                                             GROSS          GROSS        UNREALIZED
                                                                           UNREALIZED     UNREALIZED       GAINS
                                                                             GAINS          LOSSES        (LOSSES)
                                                                           ----------     ----------     ----------
                                                                                          (THOUSANDS)
    U.S. Treasury......................................................     $ 22,620             --       $ 22,620
    Federal agencies...................................................          686             --            686
    State and municipal................................................           26       $ (1,047)        (1,021)
    Other securities...................................................           --           (400)          (400)
                                                                           ----------     ----------     ----------
                                                                            $ 23,332       $ (1,447)      $ 21,885
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------

                                       53
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Proceeds from the sale of debt securities available for sale during 1993 were $458.3 million. Gains of $7.5 million and losses of $642 thousand were realized on these sales. In 1992, the sale of such securities resulted in realized gains of $978 thousand and realized losses of $91 thousand. Proceeds from these sales were $37.4 million.

     Maturities

     Expected maturities of debt securities were as follows at December 31, 1993 (maturities of mortgage-backed securities and collateralized mortgage obligations are based upon estimated cash flows, assuming no change in the current interest rate environment):

     Securities held to maturity:

                                                                                  AMORTIZED         FAIR
                                                                                     COST          VALUE
                                                                                  ----------     ----------
                                                                                          (THOUSANDS)
    Due in one year or less...................................................    $1,708,381     $1,732,635
    Due after one year through five years.....................................     2,953,258      2,968,090
    Due after five years through ten years....................................       336,030        353,991
    Due after ten years.......................................................       198,196        220,333
                                                                                  ----------     ----------
                                                                                  $5,195,865     $5,275,049
                                                                                  ----------     ----------
                                                                                  ----------     ----------

     Securities available for sale:

                                                                                  AMORTIZED         FAIR
                                                                                     COST          VALUE
                                                                                  ----------     ----------
                                                                                         (THOUSANDS)
    Due in one year or less...................................................    $  346,727     $  350,929
    Due after one year through five years.....................................     1,791,423      1,832,824
    Due after five years through ten years....................................       394,999        394,343
    Due after ten years.......................................................        15,426         15,573
                                                                                  ----------     ----------
                                                                                  $2,548,575     $2,593,669
                                                                                  ----------     ----------
                                                                                  ----------     ----------

NOTE 6.  LOANS

     Loans at December 31, 1993 and 1992 consisted of the following:

                                                                                   1993            1992
                                                                                -----------     -----------
                                                                                        (THOUSANDS)
     Commercial and financial.................................................  $ 6,457,343     $ 5,478,982
     Real Estate -- construction..............................................      473,434         603,132
     Mortgage -- commercial...................................................    3,447,554       2,916,375
     Mortgage -- residential (1 to 4 family)..................................    4,888,542       3,547,614
     Installment..............................................................    4,825,416       4,760,947
     Leasing..................................................................    1,419,526       1,206,678
     Foreign..................................................................      112,397         116,991
     Unearned income..........................................................     (237,301)       (253,024)
                                                                                -----------     -----------
                                                                                $21,386,911     $18,377,695
                                                                                -----------     -----------
                                                                                -----------     -----------

     Included in loans at December 31, 1993 and 1992, were $351.3 million and $475.7 million, respectively, of acquired Howard shared-loss loans which, under the terms of the Agreement with the FDIC, are subject to FDIC

                                       54
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reimbursement for certain losses if they become non-performing before October 2, 1997. When such assets become non-performing, they are reclassified as "segregated assets" (see Note 9 herein).

     Non-accruing loans at December 31, 1993 and 1992 totaled $365.0 million and $470.7 million, respectively. Restructured loans totaled $13.9 million and $35.6 million at December 31, 1993 and 1992, respectively. Interest recognized as income on loans that were classified as non-accruing and restructured as of year-end totaled $3.1 million in 1993 and $2.4 million in 1992. Had payments on year-end non-accruing and restructured loans been made at the original contracted amounts and due dates, the Company would have recorded additional interest income of approximately $30.1 million in 1993 and $47.8 million in 1992.

     During 1993, $78.5 million of non-accruing loans (net of market value adjustments of $39.7 million taken against the reserve for possible credit losses) were transferred to the "Assets Held for Sale" portfolio (see Note 9).

     In May, 1993, SFAS 114, "Accounting by Creditors for Impairment of a Loan", was issued. SFAS 114 requires that "impaired" loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Although management is continuing to review SFAS 114 and the expected changes to that standard, it does not currently expect that the adoption of SFAS 114, which is required for fiscal years beginning after December 15, 1994, will have a material effect on the Company's financial statements.

NOTE 7.  RESERVE FOR POSSIBLE CREDIT LOSSES

     Changes in the reserve for possible credit losses for 1993, 1992 and 1991 are shown below:

                                                                           1993         1992         1991
                                                                         --------     --------     --------
                                                                                    (THOUSANDS)
     Balance, January 1................................................  $610,353     $609,599     $556,172
     Provision.........................................................   148,000      228,000      298,000
                                                                         --------     --------     --------
          Total........................................................   758,353      837,599      854,172
                                                                         --------     --------     --------
     Charge-offs.......................................................   283,616      295,296      320,399
     Recoveries........................................................    45,730       47,330       37,226
                                                                         --------     --------     --------
          Net Charge-offs..............................................   237,886      247,966      283,173
     Balance related to sale of subsidiary.............................     --           --         (10,800)
     Acquired reserves.................................................    81,716       20,720       49,400
                                                                         --------     --------     --------
     Balance, December 31..............................................  $602,183     $610,353     $609,599
                                                                         --------     --------     --------
                                                                         --------     --------     --------

NOTE 8.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1993 and 1992 consisted of the following:

                                                                                     1993          1992
                                                                                   ---------     ---------
                                                                                         (THOUSANDS)
     Land........................................................................  $  75,666     $  68,550
     Buildings...................................................................    361,182       288,095
     Leasehold Improvements......................................................    107,734       109,449
     Equipment...................................................................    242,925       236,361
                                                                                   ---------     ---------
          Total..................................................................    787,507       702,455
     Accumulated depreciation and amortization...................................   (383,299)     (349,844)
                                                                                   ---------     ---------
          Net....................................................................  $ 404,208     $ 352,611
                                                                                   ---------     ---------
                                                                                   ---------     ---------

                                       55
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Depreciation and amortization expenses for 1993, 1992 and 1991 were $46.6 million, $47.9 million and $49.9 million, respectively.

NOTE 9.  OTHER ASSETS

     Segregated Assets

     Segregated assets consist of Howard shared-loss loans acquired October 2, 1992 ("Bank Closing") that were or have since become classified as restructured, non-accrual or OREO. Such assets at December 31, 1993 were $247.9 million, net of a $6.5 million reserve. The Company's share of charge-offs on such assets was $10.6 million in 1993, while recoveries were $855 thousand. Segregated assets at December 31, 1992 were $293.8 million, net of a $16.2 million reserve. The initial reserve of $25 million decreased by net charge-offs of $8.8 million in 1992 and $9.7 million in 1993.

     The FDIC pays the Company 80 percent of all net charge-offs on acquired shared-loss loans, during the five-year period that commenced with Bank Closing. Charge-offs eligible for FDIC reimbursement include accrued interest as of October 2, 1992 and up to 90 days of additional accrued interest. Subsequent to a charge-off of a shared-loss loan, the FDIC also reimburses the Company for 80 percent of the aggregate amount of certain actual direct expenses incurred on such loans, on a prospective basis.

     During the sixth and seventh years following Bank Closing, the Company will pay the FDIC 80 percent of net recoveries of shared-loss loan charge-offs that occurred during the five years following Bank Closing.

     During the seven-year period following Bank Closing, the Company will pay the FDIC 80 percent of any recoveries on charge-offs of assets acquired that were effected by Howard prior to Bank Closing. Such payments will be reduced by 80 percent of certain related direct recovery expenses incurred by the Company during this same period.

     After the seven-year period following Bank Closing, the FDIC will pay the Company 15 percent of the excess over $130 million of the sum of net charge-offs incurred during the five-year period following Bank Closing, plus all reimbursable and recovery expenses for the seven-year period following Bank Closing, minus the aggregate amount of gross recoveries during the sixth and seventh years following Bank Closing.

     The Company is generally required to exercise prudent stewardship over assets entitled to loss-sharing protection, in the same manner and to the same degree as any other Company asset.

     Intangible Assets

     Unamortized goodwill and identified intangibles were $458.3 million and $325.4 million at December 31, 1993 and 1992, respectively. These amounts are being amortized over the remaining period of expected benefit, which approximates 15 years on a weighted average basis. The amortization expense related to goodwill and identified intangibles was $31.7 million, $23.0 million and $19.5 million for 1993, 1992 and 1991, respectively.

     Other Real Estate Owned

     OREO consisted of foreclosed property of $103.3 million and "in-substance foreclosures" of $19.2 million, less a $6.6 million reserve, as of December 31, 1993. At December 31, 1992, OREO consisted of foreclosed property of $155.1 million and "in-substance foreclosures" of $40.1 million, less a $5.8 million reserve. During 1993, $46.9 million of OREO (net of market value adjustments of $6.6 million taken against the OREO reserve) was transferred to the "Assets Held for Sale" portfolio (see below).

                                       56
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Changes in the OREO reserve for 1993, 1992 and 1991 are shown below:

                                                                     1993        1992        1991
                                                                    -------     -------     -------
                                                                              (THOUSANDS)
        Balance, January 1........................................  $ 5,765     $ 7,306     $10,121
        Provision.................................................   22,800      21,155       9,288
        Acquired reserves.........................................    6,649       --          --
        Charge-offs and writedowns................................  (28,592)    (22,696)    (12,103)
                                                                    -------     -------     -------
        Balance, December 31......................................  $ 6,622     $ 5,765     $ 7,306
                                                                    -------     -------     -------
                                                                    -------     -------     -------

     Assets Held for Sale

     Assets held for sale totaled $88.4 million at December 31, 1993. Such assets consisted of $64.6 million of non-performing loans (including $56.4 million related to 1993 acquisitions) and $23.8 million of OREO (including $6.1 million related to 1993 acquisitions), and are carried at the lower of adjusted cost or fair value.

NOTE 10.  SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1993 and 1992 consisted of the following:

                                                                                     1993           1992
                                                                                  ----------     ----------
                                                                                         (THOUSANDS)
     Federal funds purchased..................................................    $  611,634     $  200,538
     Securities sold under repurchase agreements..............................       794,132        747,130
     Commercial paper and master notes........................................       211,785        136,060
     Other....................................................................         2,574            549
                                                                                  ----------     ----------
                                                                                  $1,620,125     $1,084,277
                                                                                  ----------     ----------
                                                                                  ----------     ----------

NOTE 11.  LONG-TERM DEBT

     Long-term debt at December 31, 1993 and 1992 consisted of the following:

                                                                                       1993         1992
                                                                                     --------     --------
                                                                                          (THOUSANDS)
     6.80% subordinated notes due 2003.............................................  $150,000        --
     9 5/8% subordinated notes due 1999............................................   150,000     $150,000
     9 3/4% subordinated notes due 1995............................................   136,750      136,750
     8 1/2% subordinated capital notes due 1998....................................   149,150      149,150
     Floating rate subordinated note due 1997......................................    25,000       75,000
     11 1/2% notes due 1993........................................................     --          50,000
     7 3/4% capital debentures due 1992 to 1996....................................     --          16,250
     Other long-term debt..........................................................     2,158        4,358
                                                                                     --------     --------
                                                                                     $613,058     $581,508
                                                                                     --------     --------
                                                                                     --------     --------

     The 6.80%, 9 5/8% and 9 3/4% subordinated notes, the 8 1/2% subordinated capital notes and the floating rate subordinated notes qualify as Tier II capital for regulatory purposes, subject to certain limitations.

     The 6.80%, 9 5/8% and 9 3/4% subordinated notes are not redeemable prior to maturity and are subordinated in right of payment to all senior indebtedness of the Parent Company. Interest on the notes is payable semi-annually on various dates each year.

                                       57
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The 8 1/2% subordinated capital notes are not redeemable prior to maturity and are subordinated to all indebtedness for borrowed money. At maturity, these notes are payable either in whole or in part in cash from the proceeds of the sale of Common Stock, perpetual preferred stock or other securities qualifying as primary capital securities designated for such purpose or in whole or in part by the exchange of such securities having a market value equal to the principal amount of the notes to be so exchanged. If the Company determines that the notes do not constitute "primary capital" or if the notes cease being treated as "primary capital" by the Federal Reserve Board, the Company will not exchange the notes for securities at maturity but instead will pay cash at 100% of the principal amount, plus accrued interest.

     The floating rate subordinated note is a capital note bearing interest at 1/4 of 1% per annum above the London Interbank Offered Rate ("LIBOR") for three-month eurodollar deposits. It is repayable using any combination of cash and certain nonvoting securities. Under certain circumstances, the Company may be obligated to repurchase the note prior to maturity using proceeds of a secondary offering of certain nonvoting securities. The note is redeemable prior to maturity at 100% of principal plus accrued interest if the Federal Reserve Board determines that the note will not be treated as "primary capital" and in certain other limited circumstances.

     The Company redeemed $50 million of floating rate subordinated capital notes on July 16, 1993. The 11 1/2% notes were redeemed at maturity. On May 15, 1993, the Company redeemed the 7 3/4% capital debentures.

     On February 2, 1994, the Company issued $200 million of floating rate senior notes, which mature August 2, 1996. The notes bear interest at .10% per annum above LIBOR for three-month eurodollar deposits. Such notes may not be redeemed prior to maturity.

     The aggregate amounts of maturities for long-term debt as of December 31, 1993 are as follows:

                                                                            (THOUSANDS)
                                                                            -----------
           1994...........................................................   $     293
           1995...........................................................     136,998
           1996...........................................................       1,395
           1997...........................................................      25,211
           1998...........................................................     149,161
           Later years....................................................     300,000
                                                                            -----------
                                                                             $ 613,058
                                                                            -----------
                                                                            -----------

NOTE 12.  STOCKHOLDERS' EQUITY

     Preferred Stock at December 31, 1993 and 1992 consisted of the following:

                                                                             1993         1992
                                                                           --------     --------
                                                                                (THOUSANDS)
    Authorized: 10,000,000 shares, par value $1.00 per share
    Issued and outstanding at stated values:
      Series B $2.15 cumulative convertible voting preferred stock:
         4,816,887 shares and 4,886,863 shares at December 31, 1993 and
         1992, respectively............................................    $120,422     $122,172
      Series D adjustable rate cumulative preferred stock:
         350,000 shares at December 31, 1993 and 1992..................      35,000       35,000
      Series F 10.64% cumulative preferred stock:
         75,000 shares at December 31, 1993 and 1992...................      75,000       75,000
                                                                           --------     --------
                                                                           $230,422     $232,172
                                                                           --------     --------
                                                                           --------     --------

                                       58
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Series B Convertible Preferred Stock bears a cumulative annual dividend of $2.15 per share, votes as a single class with the Common Stock (each share of Series B Convertible Preferred Stock being entitled to .39 votes, subject to adjustment in certain events), has a liquidation preference of $25 per share, is redeemable in whole or in part at the Company's option at $25 per share plus accrued but unpaid dividends to the redemption date, and is convertible at any time at the option of the holder into .7801 of a share of Common Stock, subject to adjustment in the event of a merger, stock split, etc. Holders of Series B Convertible Preferred Stock are also entitled to vote as a class in certain limited circumstances.

     The Series D Adjustable Rate Cumulative Preferred Stock is non-voting, subject to certain limited exceptions, has a liquidation preference of $100 per share, is redeemable in whole or in part at the option of the Company at a redemption price of $100 per share plus accrued but unpaid dividends to the redemption date, and cannot be converted into any other class of capital stock. It bears cumulative dividends at a rate (the "applicable rate") equal to .75% less than the highest of the three month U.S. Treasury Bill rate, the U.S. Treasury ten year constant maturity rate or the U.S. Treasury twenty year constant maturity rate (as defined), adjusted quarterly; however, in no event will the applicable rate be less than 6 1/4% or more than 12 3/4% per annum. For the quarter beginning January 1, 1994, the rate is 6.25%.

     The Series F 10.64% Cumulative Preferred Stock (the "Series F Preferred Stock") is non-voting, subject to certain limitations and is not convertible into any other class of capital stock. The 75,000 outstanding shares of Series F Preferred Stock were issued in the form of 3,000,000 depositary shares, each of which represents a one-fortieth interest in a share of Series F Preferred Stock. Each depositary share bears a cumulative annual dividend of $2.66, has a liquidation preference of $25.00 and is redeemable in whole or part at the Company's option on or after July 1, 1996 at $25.00.

     Warrants for the Purchase of Common Stock

     Pursuant to the Investment Agreement between the Company and Santander, on December 27, 1991, the Company issued Warrants for the purchase of 9,505,000 shares of Common Stock. At December 31, 1993, Warrants for the purchase of 4,752,500 shares of Common Stock were outstanding. The remaining Warrants are exercisable through December, 1995 at an exercise price of $25.50 per share, and are not transferable. In addition, pursuant to the Investment Agreement, the Company has granted Santander a number of rights, including the right to request the nomination of two directors to First Fidelity's Board of Directors, gross-up rights to acquire Common Stock at a price under market price under certain circumstances and registration rights.

     Changes in Number of Shares Outstanding

     During 1993, in conjunction with the Northeast and Village acquisitions, the Company issued 4,178,163 shares (2,376,250 shares from Warrants and 1,801,913 shares from the Acquisition Gross up Rights) of its Common Stock to Santander, pursuant to the exercise of a portion of the Warrants and Acquisition Gross Up Rights which Santander acquired in 1991. In addition, 3,605,606 shares of Common Stock were issued to former shareholders of Northeast, Village and Peoples, of which 1,222,155 shares were newly-issued and 2,383,451 shares were Treasury Stock acquired during the year. The Company acquired 370,394 shares of its Common Stock, in open market purchases through an independent agent, to be issued under the dividend reinvestment and stock option plans. During 1993, the Company issued 333,680 such shares from Treasury Stock and 374,868 shares of newly-issued Common Stock in connection with such plans. Also, 54,584 shares of Common Stock were issued as a result of conversions of 69,976 shares of Series B Convertible Preferred Stock.

     On October 5, 1992, in conjunction with the Howard acquisition, the Company issued 2,376,250 shares of its Common Stock to Santander, pursuant to the exercise of a portion of the Warrants which Santander acquired in 1991. In addition, during 1992, the Company issued 1,390,392 shares of Common Stock through the dividend reinvestment and stock option plans and 2,010 shares of Common Stock as a result of conversions of 2,578 shares of Series B Convertible Preferred Stock.

                                       59
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Share Purchase Rights Plan

     The Company has in effect a preferred share purchase rights plan. The rights plan provides that each share of Common Stock has attached to it a right (each, a "Right", together, the "Rights") to purchase one one-hundredth of a share of Series E Junior Participating Preferred Stock, par value $1.00 per share (the "Series E Preferred Stock") at a price of $185 per one one-hundredth of a share of Series E Preferred Stock, subject to adjustment. In general, if a person or group (other than the Company, its subsidiaries, certain affiliates or any of the Company's employee benefit plans) acquires 10% or more of the Company's Common Stock (a "10% Holder"), stockholders (other than such 10% Holder) may exercise their Rights to purchase Common Stock having a market value equal to twice the exercise price of the Rights. If the Company is acquired in a merger, the Rights may be exercised to purchase common shares of the acquiring company at a similar discount. At any time after a person or group becomes a 10% Holder but prior to the acquisition by such 10% Holder of 50% or more of the outstanding Common Stock, First Fidelity's Board may elect to exchange the Rights (other than Rights owned by such 10% Holder which become void) for Common Stock or Series E Preferred Stock, at an exchange ratio of one share of Common Stock or one one-hundredth of a share of Series E Preferred Stock, per Right, subject to adjustment. The rights plan is designed to protect stockholders in the event of unsolicited offers or attempts to acquire the Company.

     Capital

     The Parent Company and the Subsidiary Banks are required by various regulatory agencies to maintain minimum levels of capital. At December 31, 1993, the Company and its Subsidiary Banks exceeded all such minimum capital requirements. In connection with the acquisition of Howard, the Company agreed with the Office of the Comptroller of the Currency to maintain a minimum Tier I leverage ratio for First Fidelity Bank, N.A., New Jersey ("FFB-NJ") of 5.5% by December 31, 1992 and 6% by September 30, 1993. FFB-NJ's Tier I leverage ratio was 6.24% at December 31, 1992 and 6.97% at September 30, 1993. On January 11, 1994, FFB-NJ and First Fidelity Bank, N.A., Pennsylvania were combined into a new entity, First Fidelity Bank, N.A.

     Dividends Declared

     During 1993, dividends declared with respect to the Company's Common Stock, Series B Convertible Preferred Stock, Series D Adjustable Rate Cumulative Preferred Stock and per depositary share with respect to the Series F Preferred Stock were $1.44, $2.15, $6.51, and $2.66, respectively.

     Dividend Reinvestment Plan

     At December 31, 1993, the Company had reserved 823,099 shares of its Common Stock for issuance under the Company's dividend reinvestment plan.

     Dividend Restrictions

     Dividends payable by the Company, its bank holding company subsidiaries and its banking subsidiaries are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under current regulations regarding dividend availability, the Company's bank subsidiaries (other than FFB-NY), without prior approval of bank regulators, may declare dividends to the respective holding companies totaling approximately $281 million plus additional amounts equal to the net profits earned by the Company's bank subsidiaries for the period from January 1, 1994 through the date of declaration, less dividends declared during that period.

     Treasury Stock

     During 1992, the Company's Board of Directors authorized the purchase of up to 250,000 shares of Common Stock per quarter for reissuance under the Company's stock option plans, as well as the purchase by the Company on the open market of all shares of Common Stock issuable under the Company's Dividend Reinvestment Plan. Such

                                       60
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

purchases are made in the market by an independent agent from time to time, subject to market conditions. No such purchases were made in 1992. The Company held 36,714 shares of Treasury Stock, related to stock options, for such purposes on December 31, 1993.

     During 1993, the Company's Board of Directors authorized the purchase of up to 2% of its outstanding Common Stock in any calendar year. The purchases may be made from time to time in the open market or through privately-negotiated transactions, and acquired shares will be used for general corporate purposes, including acquisitions. It is anticipated that reacquired shares may be used in future acquisitions accounted for under the purchase method. This program was subsequently extended by the Company's Board of Directors for the purchase of up to 3% of the outstanding Common Stock for the 1993 calendar year.

NOTE 13.  BENEFIT PLANS

     Pension Plans

     The Company maintains self-administered, non-contributory defined benefit pension plans covering all employees who qualify as to age and length of service. Benefits are based on years of credited service, highest average compensation (as defined) and primary social security benefits. Qualified plans are funded in accordance with statutory and regulatory guidelines. Pension (benefit) expense for the years ended December 31, 1993, 1992 and 1991, for all qualified and unqualified plans, aggregated $(130,000), $(937,000) and $950,000, respectively.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1993 and 1992:

                                                           FUNDED PLANS           UNFUNDED PLANS
                                                       --------------------    --------------------
                                                         1993        1992        1993        1992
                                                       --------    --------    --------    --------
                                                                       (THOUSANDS)
    Actuarial present value of benefit obligation:
    Accumulated benefit obligation, including vested
      benefits of $139,363, $65,718, $25,960 and
      $17,315, respectively.........................   $152,817    $ 73,333    $ 26,613    $ 17,492
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------
    Projected benefit obligation for service
      rendered to date..............................   $203,334    $105,733    $(28,340)   $ 19,052
    Plan assets at fair value, primarily listed
      stocks and bonds, and commingled funds........    289,357     201,430       --          --
                                                       --------    --------    --------    --------
    Plan assets in excess of (less than) projected
      benefit obligation............................     86,023      95,697     (28,340)    (19,052)
    Unrecognized prior service cost.................     11,150      12,867       1,775       2,059
    Unrecognized net loss (gain)....................     26,343     (14,838)      3,338       3,538
    Additional minimum liability....................      --          --         (8,226)     (9,670)
    Unrecognized net (asset) obligation.............     (5,264)     (6,169)      4,840       5,633
                                                       --------    --------    --------    --------
    Prepaid pension (liability).....................   $118,252    $ 87,557    $(26,613)   $(17,492)
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

                                       61
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Net pension expense (benefit) for 1993, 1992 and 1991 included the following components:

                                                                            FUNDED PLANS
                                                                  --------------------------------
                                                                    1993        1992        1991
                                                                  --------    --------    --------
                                                                            (THOUSANDS)
    Service cost of benefits earned during the period..........   $  6,808    $  6,542    $  6,120
    Interest cost on projected benefit obligation..............      9,370       8,511       7,129
    Actual return on plan assets...............................    (18,134)    (10,673)    (28,917)
    Net amortization and deferral..............................     (1,570)     (8,335)     13,738
                                                                  --------    --------    --------
    Net periodic pension (benefit).............................   $ (3,526)   $ (3,955)   $ (1,930)
                                                                  --------    --------    --------
                                                                  --------    --------    --------

                                                                           UNFUNDED PLANS
                                                                  --------------------------------
                                                                    1993        1992        1991
                                                                  --------    --------    --------
                                                                            (THOUSANDS)
    Service cost of benefits earned during the period..........   $    124    $    173    $     93
    Interest cost on projected benefit obligation..............      1,636       1,597       1,624
    Net amortization and deferral..............................      1,636       1,248       1,163
                                                                  --------    --------    --------
    Net periodic pension expense...............................   $  3,396    $  3,018    $  2,880
                                                                  --------    --------    --------
                                                                  --------    --------    --------

     The weighted average discount rate assumed in determining the actuarial present value of the projected benefit obligation was 7.5% at December 31, 1993 and 8.75% at December 31, 1992. The assumed rate of increase in future compensation levels was 4.0% at December 31, 1993 and 4.5% at December 31, 1992. The long-term expected rate of return on assets was 9.75% in 1993 and 10.25% in 1992. The change in the weighted average discount rate to 7.5% resulted in an increase in the actuarial present value of the projected benefit obligation of approximately $44.0 million. The change in the assumed rate of increase in future compensation levels to 4.0% resulted in a decrease in the actuarial present value of the projected benefit obligation of approximately $9.0 million.

     Postretirement Benefits

     The Company sponsors postretirement benefit plans which provide medical and life insurance coverage to employees, depending upon the employee's status (currently retired or still employed), length of service, age at retirement and other factors.

     The plans have no assets. The following table sets forth the plans' accumulated postretirement benefit obligation as of December 31, 1993, which represents the liability for accrued postretirement benefit cost:

                                                                               (THOUSANDS)
                                                                               -----------
        Accumulated postretirement benefit obligation:
          Retirees and beneficiaries eligible for benefits...................   $   93,953
          Active employees fully eligible for benefits.......................        9,978
          Active employees not fully eligible for benefits...................       11,723
                                                                               -----------
             Accrued postretirement benefit cost.............................   $  115,654
                                                                               -----------
                                                                               -----------

                                       62
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The net periodic postretirement benefit cost for the year 1993 includes the following:

                                                                               (THOUSANDS)
                                                                               -----------
        Service cost-benefits attributed to service during the period........    $   869
        Interest cost on accumulated postretirement benefit obligation.......      7,392
                                                                               -----------
             Net periodic postretirement benefit cost........................    $ 8,261
                                                                               -----------
                                                                               -----------

     For measurement purposes, the 1993 health care cost trend rate is projected to be 13.5% for participants under 65 and 11% for participants over 65. These rates are assumed to trend downward to 5.5% for participants under 65 and 5% for participants over 65 by the year 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1993 by $5.9 million (7%) and the aggregate of the service and interest cost components of net periodic retirement benefit cost for the year 1993 by $.6 million (8%). The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%. The change in the weighted average discount rate from 8.75% resulted in an increase in the actuarial present value of the postretirement benefit obligation of approximately $19.2 million.

     The Company's accumulated postretirement benefit obligation under SFAS 106 of approximately $81 million was recognized in the first quarter of 1993 by a one-time cumulative effect adjustment of $53.3 million, net of tax effect. In 1992 and 1991, the cost of providing postretirement benefits was recognized as such benefits were paid and totaled $5.8 million and $5.1 million, respectively.

     Postemployment Benefits

     The Company's accumulated postemployment benefit obligation under SFAS 112 of $11.3 million was recognized in the first quarter of 1993 by a one-time cumulative effect adjustment of $7.4 million, net of tax effect. Exclusive of this one-time adjustment, the Company's annual postemployment benefit expense on an accrual basis was approximately $900 thousand for 1993, as compared to approximately $2 million in 1992 under the previous method. No funding is provided for postemployment benefits.

     Savings Plans

     The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all full-time employees after one year of continuous employment. Under the plan, employee contributions are partially matched by the Company. Such matching becomes vested when the employee reaches three years of credited service. Total savings plan expense was $12.0 million, $10.7 million and $10.3 million for 1993, 1992 and 1991, respectively.

     Stock Option Plans

     The Company maintains stock option plans, pursuant to which an aggregate of 7,775,454 shares of Common Stock have been authorized for issuance to certain key employees of the Company and its subsidiaries. The options granted under these plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair market value of the Common Stock on the date of grant, and expire not more than ten years after the date of grant. There are also options outstanding under other plans, pursuant to which no further options may be granted. Vesting with respect to certain options granted to certain senior executive officers may be accelerated. In addition, the Company assumed certain stock options related to acquisitions during 1993.

     The Company also maintains an employee stock purchase plan, under the terms of which 1,760,000 shares of Common Stock have been authorized for issuance. The plan's purchase period begins on July 1 and ends June 30 of the following year, during which options to purchase stock are offered to employees once a year. No individual

                                       63
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

employee may exercise options to acquire stock in any one year in excess of 10% of base compensation, or $20,000, whichever is less. The option price equals 90% of the market price of the Common Stock on the last day of the purchase period. The aggregate number of shares to be purchased in any given offering, which cannot be greater than 250,000, is determined by the amount contributed by the employees and the market price as of the last day of the purchase period.

     Changes in total options outstanding during 1993, 1992 and 1991 are as follows:

                                                                                           1993
                                                                             ---------------------------------
                                                                                SHARES          OPTION PRICE
                                                                             UNDER OPTION        PER SHARE
                                                                             ------------     ----------------
Outstanding at beginning of year.........................................      3,094,929      $12.31 to $41.38
Granted during year......................................................      1,654,395      $40.81 to $50.00
Assumed during year......................................................        312,385      $16.65 to $25.86
Exercised during year....................................................       (568,869)     $12.31 to $47.13
Forfeited during year....................................................        (95,500)     $16.65 to $47.31
                                                                             ------------     ----------------
Outstanding at end of year...............................................      4,397,340      $12.31 to $50.00
                                                                             ------------     ----------------
                                                                             ------------     ----------------
Options exercisable at end of year under stock option plans..............      1,993,001      $12.31 to $47.13
                                                                             ------------     ----------------
                                                                             ------------     ----------------

     Certain of the options assumed in the course of 1993 acquisitions (64,831 shares at December 31, 1993), when translated at the applicable exchange rate for First Fidelity Common Stock, result in an option price as high as $797. In order to provide more meaningful disclosure, such prices and shares have been omitted from the tabular presentation above.

                                                                                           1992
                                                                             ---------------------------------
                                                                                SHARES          OPTION PRICE
                                                                             UNDER OPTION        PER SHARE
                                                                             ------------     ----------------
Outstanding at beginning of year.........................................      3,381,137      $12.31 to $36.25
Granted during year......................................................        667,483      $31.25 to $41.38
Exercised during year....................................................       (890,348)     $13.62 to $36.69
Forfeited during year....................................................        (63,343)     $21.38 to $36.25
                                                                             ------------     ----------------
Outstanding at end of year...............................................      3,094,929      $12.31 to $41.38
                                                                             ------------     ----------------
                                                                             ------------     ----------------
Options exercisable at end of year under stock option plans..............      1,823,592      $12.31 to $36.69
                                                                             ------------     ----------------
                                                                             ------------     ----------------

                                                                                           1991
                                                                             ---------------------------------
                                                                                SHARES          OPTION PRICE
                                                                             UNDER OPTION        PER SHARE
                                                                             ------------     ----------------
Outstanding at beginning of year.........................................      3,232,749      $12.31 to $36.25
Granted during year......................................................      1,169,422      $15.44 to $32.31
Exercised during year....................................................       (557,249)     $13.62 to $30.69
Forfeited during year....................................................       (463,785)     $12.71 to $36.25
                                                                             ------------     ----------------
Outstanding at end of year...............................................      3,381,137      $12.31 to $36.25
                                                                             ------------     ----------------
                                                                             ------------     ----------------
Options exercisable at end of year under stock option plans..............      2,032,201      $12.31 to $36.25
                                                                             ------------     ----------------
                                                                             ------------     ----------------

NOTE 14.  OTHER INCOME AND EXPENSE

     In 1993 and 1992, there were no individual items of income in excess of one percent of total income that were not separately disclosed in the Consolidated Statements of Income. In 1991, Other income included a gain on the

                                       64
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sale of Fidelcor Business Credit Corporation, a commercial finance subsidiary, of $30.7 million. Other expenses included FDIC premium expense of $63.2 million, $56.2 million and $48.5 million in 1993, 1992 and 1991, respectively; external data processing expense of $48.2 million, $47.0 million and $47.0 million in 1993, 1992 and 1991, respectively; communication expenses of $33.5 million, $33.1 million and $34.2 million in 1993, 1992 and 1991, respectively; total OREO expenses of $28.4 million and $29.9 million in 1993 and 1992, respectively; and amortization of goodwill and core deposit intangibles of $30.8 million in 1993.

NOTE 15.  INCOME TAXES

     Income tax expense for 1993 was allocated as follows:

                                                                               (THOUSANDS)
                                                                               -----------
        Income before cumulative effect of changes in accounting
          principles.........................................................   $  178,025
                                                                               -----------
                                                                               -----------
        Benefit related to cumulative effect of changes in accounting for
          employees' postretirement and postemployment benefits..............   $  (32,200)
                                                                               -----------
                                                                               -----------

     In addition, the tax effect of the cumulative effect of the change in accounting for certain investments in debt and equity securities under SFAS 115 was $14.7 million.

     Income tax expense is comprised of the following:


                                                                            1993          1992          1991
                                                                          --------     -----------     -------
                                                                                       (THOUSANDS)
    Current:
      Federal.........................................................    $ 90,314       $81,099       $53,187
      State and local.................................................       1,258           229           427
                                                                          --------     -----------     -------
                                                                            91,572        81,328        53,614
    Deferred income tax...............................................      86,453         1,034         5,159
                                                                          --------     -----------     -------
                                                                          $178,025       $82,362       $58,773
                                                                          --------     -----------     -------
                                                                          --------     -----------     -------

     The components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, 1993 were as follows:

                                                                                        (THOUSANDS)
        Deferred income tax (exclusive of the effects of component listed below)......    $89,166
        Adjustments to deferred tax assets and liabilities for enacted changes in tax
          laws and rates..............................................................     (2,713)
                                                                                        -----------
                                                                                          $86,453
                                                                                        -----------
                                                                                        -----------

     The components of deferred income tax for the years ended December 31, 1992 and 1991 were as follows:

                                                                                        1992        1991
                                                                                       -------     -------
                                                                                           (THOUSANDS)
Credit loss deduction................................................................  $(2,206)    $(8,160)
Lease financing deduction............................................................   11,669      15,769
Book over tax depreciation...........................................................   (1,149)     (4,078)
Pension settlement/expense...........................................................      799       1,862
Difference between book and tax accruals.............................................     (818)     (2,967)
Other, net...........................................................................   (7,261)      2,733
                                                                                       -------     -------
                                                                                       $ 1,034     $ 5,159
                                                                                       -------     -------
                                                                                       -------     -------

                                       65
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1993 were as follows:

                                                                                               (THOUSANDS)
                                                                                               -----------
Deferred tax assets:
  Loss reserves..............................................................................   $  185,563
  Difference between book and tax accruals...................................................       24,268
  Basis differences of business combinations accounted for under the purchase method.........       33,765
  Accrued postretirement and postemployment benefits.........................................       32,200
  Alternative minimum tax credit carryforwards...............................................        9,175
  Other deferred tax assets..................................................................       12,065
                                                                                               -----------
          Total deferred tax assets..........................................................      297,036
                                                                                               -----------
Deferred tax liabilities:
  Lease financing deduction..................................................................     (120,533)
  Pension settlement/expense.................................................................      (27,875)
  Deferred income on accounting for certain investments in debt and equity securities........      (14,698)
  Other deferred tax liabilities.............................................................      (28,761)
                                                                                               -----------
          Total deferred tax liabilities.....................................................     (191,867)
                                                                                               -----------
          Net deferred tax asset.............................................................   $  105,169
                                                                                               -----------
                                                                                               -----------

     Management has determined that, based upon recoverable taxes and projected levels of pretax income, realization of the deferred tax asset is more likely than not.

     The total tax expense for 1993, 1992 and 1991 resulted in effective tax rates that differed from the applicable U.S. federal income tax rate. A reconciliation follows:

                                                                           1993     1992     1991
                                                                           ----     ----     -----
                                                                                 (THOUSANDS)
    U.S. Federal income tax rate.........................................  35.0%    34.0%    34.0%
    Increase (reduction) in tax rate resulting from:
      Tax-exempt interest income.........................................  (4.0)    (6.5)    (11.2)
      Alternative minimum tax (benefit)..................................    --     (8.8)     (1.7)
      Other, net.........................................................    --      2.1      (0.1)
                                                                           ----     ----     -----
                                                                           31.0%    20.8%    21.0%
                                                                           ----     ----     -----
                                                                           ----     ----     -----

     At December 31, 1993, for income tax purposes, the Company had alternative minimum tax credit carryforwards of approximately $9.2 million available to offset future income tax to the extent that it exceeds alternative minimum tax. These credits have an unlimited life. The Company had capital loss carryforwards at December 31, 1993 of $2.9 million which are available to offset future capital gains. Such losses expire on December 31, 1997, if not utilized by that date.

NOTE 16.  FINANCIAL INSTRUMENTS

     Financial Instruments with Off Balance-Sheet Risk

     The Company is a party to various financial instruments required in the normal course of business to meet the financing needs of its customers and to manage its exposure to changes in interest and foreign exchange rates. The contract or notional amounts of such instruments are not included in the Consolidated Statements of Condition at

                                       66
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 1993 and 1992. Management does not expect any material losses from these transactions. The Company's involvement in such financial instruments at December 31, 1993 and 1992 is summarized as follows:

                                                                                     1993           1992
                                                                                  ----------     ----------
                                                                                         (THOUSANDS)
    Amounts representing credit risk:
      Commitments to extend credit............................................    $6,038,653     $5,699,697
      Standby letters of credit and financial guarantees......................       626,410        537,966
      Other letters of credit.................................................       207,894        194,712
    Notional or contract amounts of off balance-sheet financial instruments not constituting credit risk:
      Interest rate swap agreements...........................................     4,302,100      3,732,100
      Interest rate caps and floors...........................................        20,031          2,700
      Forward and futures contracts...........................................       899,236      4,246,932
      Foreign exchange contracts..............................................       299,573        608,382

     The amounts above indicate gross positions and do not reflect offsetting positions or participations to other financial institutions.

     The Company uses the same credit policies in extending commitments, letters of credit and financial guarantees as it does for financial instruments recorded on the Consolidated Statements of Condition. The Company seeks to control its exposure to loss from these agreements through credit approval processes and monitoring procedures. Letters of credit and commitments to extend credit are generally issued for one year or less and may require payment of a fee. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Company may require collateral in extending commitments, which may include cash, accounts receivable, securities, real or personal property, or other assets. For those commitments which require collateral, the value of the collateral generally equals or exceeds the amount of the commitment. Total standby letters of credit of $22.4 million and $20.9 million had been participated to other financial institutions at December 31, 1993 and 1992, respectively.

     The Company enters into interest rate swap, cap and floor agreements primarily to hedge its interest rate exposure associated with various assets and liabilities and to meet the needs of its customers. Such instruments generally do not extend beyond five years, except those swaps related to hedging of the Company's long-term debt. The Company is exposed to losses from possible counterparty default in conjunction with movements in interest rates. The Company's risk of credit loss is limited to any amounts receivable, which constitute a small fraction of the contract or notional amounts above. At December 31, 1993, the Company had no deferred gains or losses recorded on the Consolidated Statement of Condition relating to terminated interest rate swaps. At December 31, 1993, the remaining terms to maturity of interest rate swaps ranged from four weeks to ten years.

     The Company enters into foreign exchange, futures and forward contracts which generally extend from several days to two years for the future delivery of securities, money market instruments, or foreign currencies at specified prices. Risk arises from the possible inability of the counterparty to perform and from movements in interest rates, exchange rates or securities prices. The Company's risk of credit loss constitutes a small fraction of the contract or notional amounts above.

     Concentrations of Credit Risk of Financial Instruments

     The Company extends credit in the normal course of business to its customers, the majority of whom operate or reside within the New Jersey/eastern Pennsylvania/Connecticut/southern New York business areas. The ability of its customers to meet contractual obligations is, to some extent, dependent upon the economic conditions existing in this region.

                                       67
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In addition, the Company had credit extensions (on and off balance-sheet) to certain groups which represented 5% or more of total credit extensions, at December 31, 1993 and 1992, respectively, as follows: consumers (including residential mortgages), 38% and 34%; U.S. government and agencies, 16% and 15%; commercial mortgages and commercial real estate, 11% and 10%; and depository institutions, 10% and 16%.

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose certain information about so-called "fair values" of financial instruments, as defined in SFAS 107.

          Limitations: Estimates of "fair value" are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of "fair value" are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported "fair values" represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different "fair value" estimates.

          The estimated "fair values" presented neither include nor give effect to the values associated with the Company's banking, trust or other businesses, existing customer relationships, extensive branch banking network, property, equipment, goodwill or certain tax implications related to the realization of unrealized gains or losses. Also, the "fair value" of non-interest bearing demand deposits, savings and NOW accounts and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating "fair value" excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding.

     The following methods and assumptions were used to estimate the "fair value" of each major classification of financial instruments at December 31, 1993 and 1992:

          Cash, short-term investments, and customers' acceptance liability: Current carrying amounts approximate estimated "fair value".

          Securities: Current quoted market prices were used to determine "fair value".

          Loans: The "fair value" of residential mortgages was estimated based upon recent market prices of securitized receivables, adjusted for differences in loan characteristics. The "fair value" of certain installment loans (e.g., bankcard receivables) was estimated based upon recent market prices of sales of similar receivables. The "fair value" of non-accruing and restructured loans which are secured by real estate was estimated considering recent external appraisals of the underlying collateral and other factors. The "fair value" of all other loans was estimated using a method which approximates the effect of discounting the estimated future cash flows over the expected repayment periods using rates which consider credit risk, servicing costs and other relevant factors.

          Deposits with no stated maturity and short-term time deposits: Current carrying amounts approximate estimated "fair value".

          Other consumer time deposits: "Fair value" was estimated by discounting the contractual cash flows using current market rates offered in the Company's market area for deposits with comparable terms and maturities.

                                       68
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Short-term borrowings and acceptances outstanding: Current carrying amounts approximate estimated "fair value".

          Long-term debt: Current quoted market prices were used to estimate "fair value".

          Commitments to extend credit and letters of credit: The majority of the Company's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated "fair value" approximates the recorded deferred fee amounts.

          Other Off Balance-Sheet Instruments: The estimated amounts that the Company would receive or pay, based upon current market rates or prices, to terminate such agreements was used to determine estimated "fair value". The "fair value" of interest rate swaps, forward and futures contracts at December 31, 1993 and 1992 was a net receivable of $126 million and $160 million, respectively, of which $3 million and $7 million, respectively, were recorded as a net receivable on the balance sheet.

     The carrying amounts and estimated "fair values" of the Company's financial instruments were as follows at December 31, 1993 and 1992:

                                                                         1993                     1992
                                                                 --------------------     --------------------
                                                                 CARRYING      "FAIR      CARRYING      "FAIR
                                                                  AMOUNT      VALUE"       AMOUNT      VALUE"
                                                                 --------     -------     --------     -------
                                                                                  (MILLIONS)
Financial Assets:
     Cash and due from banks...................................  $ 1,831      $ 1,831     $ 1,913      $ 1,913
     Interest-bearing time deposits............................      980          980       2,636        2,636
     Securities held to maturity...............................    5,242        5,321       5,578        5,698
     Securities available for sale.............................    2,657        2,657         755          777
     Trading account securities................................      150          150         228          228
     Federal funds sold and securities purchased under
       agreements to resell....................................       15           15         738          738
     Net loans (A).............................................   19,577       20,400      16,772       17,500
     Customers' acceptance liability...........................      188          188         169          169
     Segregated assets.........................................      248          248         294          294
     Loans classified as assets held for sale..................       65           65          --           --
Financial Liabilities:
     Deposits with no stated maturity..........................   18,891       18,891      17,102       17,102
     Deposits with stated maturities...........................    9,252        9,384       9,903        9,963
     Short-term borrowings.....................................    1,620        1,620       1,084        1,084
     Acceptances outstanding...................................      196          196         177          177
     Long-term debt............................................      613          665         582          620

- ---------------
(A) Disclosure of the "fair value" of lease receivables is not required and has not been included above. The carrying amount of Net loans excludes $1.4 billion and $1.2 billion of lease receivables, $183 million and $173 million of related unearned income and allocated reserves of $29 million and $38 million at December 31, 1993 and 1992, respectively. The reserve for lease receivables has been allocated only to present the information above on a comparable basis. Additionally, the Company continues to pursue its contractual claims on loans which have been charged-off. The "fair value" of such contractual claims was not included in the estimate of "fair value".

NOTE 18.  OTHER COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     The Company is a party (as plaintiff or defendant) to a number of lawsuits. While any litigation carries an element of uncertainty, management is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the liquidity, financial condition or results of operations of the Company.

                                       69
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Operating Leases

     At December 31, 1993, the Company was obligated under non-cancelable operating leases for certain premises and equipment. Minimum rental expenses under these leases for the year 1994 and later are as follows:

                                                                                       OPERATING LEASES
                                                                                    -----------------------
                                                                                    BUILDINGS     EQUIPMENT
                                                                                    ---------     ---------
                                                                                          (THOUSANDS)
     1994.........................................................................  $  29,862      $ 3,420
     1995.........................................................................     23,739           57
     1996.........................................................................     20,362           20
     1997.........................................................................     15,259           20
     1998.........................................................................     13,053           10
     Later years..................................................................     67,980           --
                                                                                    ---------     ---------
       Total minimum lease payments...............................................  $ 170,255      $ 3,527
                                                                                    ---------     ---------
                                                                                    ---------     ---------

     Total rental expense under cancelable and non-cancelable operating leases for 1993, 1992 and 1991 was $36.4 million, $44.3 million and $41.6 million, respectively.

     Long-term Service Contract

     In September, 1990, the Company entered into a contract with EDS under which EDS provides certain data processing services, manages the Company's data center operations and is integrating various application systems to produce unified Company-wide operating systems. The cost of the services is determined by volume considerations and an inflation factor, in addition to an agreed base rate.

     Acquisitions

     In January, 1994, First Fidelity acquired Greenwich Financial Corporation and its 7 branch subsidiary, Greenwich Federal Savings and Loan Association ("Greenwich Federal"), for $41.9 million in cash. Greenwich Federal, which reported assets of $425 million and deposits of $255 million at December 31, 1993, operates in the Greenwich/Stamford area of Fairfield County, Connecticut. The Company also entered into a definitive agreement to acquire First Inter-Bancorp Inc. and its 16 branch subsidiary, Mid-Hudson Savings Bank FSB ("Mid-Hudson"), for approximately $56 million in cash. Mid-Hudson, which operates throughout Dutchess, Ulster, Orange and Putnam Counties, New York, had approximately $522 million in assets and $460 million in deposits at December 31, 1993. The Company intends to merge Mid-Hudson's operations with those of First Fidelity Bank, N.A., New York ("FFB-NY"). The acquisition is subject to shareholder and regulatory approval.

     On August 27, 1993, First Fidelity entered into a definitive agreement to acquire BankVest, Inc. and its 2 branch subsidiary, First Peoples National Bank of Edwardsville, Pennsylvania, for $19.6 million in cash. BankVest, Inc. reported assets of $101 million and deposits of $85 million at December 31, 1993. Completion of the acquisition is expected to occur by the end of the first quarter of 1994.

     On October 27, 1993, the Company, through FFB-NY, entered into a definitive agreement to acquire The Savings Bank of Rockland County ("Rockland") for $5.9 million in cash. Rockland, which reported assets of $179 million and deposits of $168 million at December 31, 1993, has 4 offices, all in Rockland County, New York. The acquisition is expected to be completed during the second quarter of 1994.

NOTE 19.  RELATED PARTY TRANSACTIONS

     At December 31, 1992, the Company had $15 million of time deposits with Santander, a principal stockholder of the Company. These deposits were eurodollar placements, at market terms. In addition, at December 31, 1993 and 1992, the Company had other balances with Santander, typical of and consistent with a correspondent banking relationship in the normal course of business.

                                       70
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Loans to directors, executive officers and their associates, which are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, approximated $154 million at December 31, 1993 and $117 million at December 31, 1992. During 1993, there were increases of approximately $253 million and loan repayments of approximately $216 million on such loans.

NOTE 20. CONDENSED FINANCIAL INFORMATION OF FIRST FIDELITY BANCORPORATION (PARENT COMPANY ONLY)

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

                                                                                                         DECEMBER 31
                                                                                                   ------------------------
                                                                                                      1993          1992
                                                                                                   ----------    ----------
                                                                                                         (THOUSANDS)
         ASSETS
           Demand deposits with affiliates......................................................   $    2,391    $    1,608
           Repurchase agreements................................................................       15,000        73,125
           Subordinated notes receivable from subsidiaries......................................      160,000       160,000
           Investment in subsidiaries at equity:
             First Fidelity Incorporated........................................................    2,471,863     1,435,890
             Fidelcor, Inc......................................................................       --           888,164
             Northeast Bancorp, Inc. ...........................................................      199,102        --
             First Fidelity Bank, NA, New York..................................................      356,624        --
           Other assets.........................................................................       68,179        47,785
                                                                                                   ----------    ----------
             Total Assets.......................................................................   $3,273,159    $2,606,572
                                                                                                   ----------    ----------
                                                                                                   ----------    ----------
         LIABILITIES
           Long-term debt.......................................................................   $  436,750    $  286,750
           Dividends payable....................................................................        5,131         5,222
           Other liabilities....................................................................       92,850        56,950
                                                                                                   ----------    ----------
             Total Liabilities..................................................................      534,731       348,922
                                                                                                   ----------    ----------
         STOCKHOLDERS' EQUITY
           Preferred stock......................................................................      230,422       232,172
           Common stockholders' equity
             Common stock ($1.00 par)
               Authorized: 150,000,000 shares
               Issued: 79,937,719 shares at December 31, 1993
               Issued and outstanding: 74,107,949 shares at December 31, 1992...................       79,938        74,108
             Surplus............................................................................    1,202,373     1,014,905
             Retained earnings..................................................................    1,227,368       936,465
             Less treasury stock, at cost: 36,714 shares at December 31, 1993...................       (1,673)       --
                                                                                                   ----------    ----------
               Total Common Stockholders' Equity................................................    2,508,006     2,025,478
                                                                                                   ----------    ----------
               Total Stockholders' Equity.......................................................    2,738,428     2,257,650
                                                                                                   ----------    ----------
               Total Liabilities and Stockholders' Equity.......................................   $3,273,159    $2,606,572
                                                                                                   ----------    ----------
                                                                                                   ----------    ----------

                                       71
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

                                                                                                YEAR ENDED DECEMBER 31
                                                                                          ----------------------------------
                                                                                            1993         1992         1991
                                                                                          --------     --------     --------
                                                                                                     (THOUSANDS)
         INCOME
           Dividends from subsidiaries:
             First Fidelity Incorporated................................................  $316,894     $ 77,800     $ 35,500
             Fidelcor, Inc..............................................................     --          68,470       69,000
           Interest and other income from affiliates....................................   183,819      144,485      111,529
                                                                                          --------     --------     --------
                                                                                           500,713      290,755      216,029
                                                                                          --------     --------     --------
         EXPENSE
           Interest.....................................................................    21,459       19,493       23,078
           Other expenses...............................................................   161,900      134,749       97,120
                                                                                          --------     --------     --------
                                                                                           183,359      154,242      120,198
                                                                                          --------     --------     --------
             Income before income tax benefit and equity in
               undistributed income of subsidiaries.....................................   317,354      136,513       95,831
         Income tax benefit.............................................................     4,754        2,864       11,561
                                                                                          --------     --------     --------
             Income before equity in subsidiaries and cumulative effect of changes in
               accounting principles....................................................   322,108      139,377      107,392
         Cumulative effect of changes in accounting principles, net of tax..............     7,899        --           --
         Equity in undistributed income of subsidiaries.................................    68,825      174,360      113,849
                                                                                          --------     --------     --------
             Net income.................................................................   398,832      313,737      221,241
         Dividends on Preferred stock...................................................    20,653       21,061       17,176
                                                                                          --------     --------     --------
             Net Income Applicable to Common Stock......................................  $378,179     $292,676     $204,065
                                                                                          --------     --------     --------
                                                                                          --------     --------     --------

                                       72
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                          ----------------------------------
                                                                                            1993         1992         1991
                                                                                          --------     --------     --------
                                                                                                     (THOUSANDS)
         Cash flows from operating activities:
             Net income.................................................................  $398,832     $313,737     $221,241
         Adjustments to reconcile net income to net cash provided by operating activities:
             Equity in undistributed (income) of subsidiaries...........................   (68,825)    (174,360)    (113,849)
             Change in other assets.....................................................    (8,585)     (20,872)      (3,433)
             Change in taxes payable....................................................    (3,148)       7,522       (4,201)
             Change in other liabilities................................................    35,217       27,827      (13,526)
             Cumulative effect of changes in accounting principles......................    (7,899)       --           --
             Other, net.................................................................         4       (1,305)       --
                                                                                          --------     --------     --------
                 Net cash provided by operating activities..............................   345,596      152,549       86,232
                                                                                          --------     --------     --------
         Cash flows from investing activities:
             Additional investments in subsidiaries.....................................  (447,667)    (120,000)    (285,000)
             Other......................................................................     2,023        --           --
                                                                                          --------     --------     --------
                 Net cash used in investing activities..................................  (445,644)    (120,000)    (285,000)
                                                                                          --------     --------     --------
         Cash flows from financing activities:
             Issuance of long-term debt.................................................   150,000        --           --
             Payments on long-term debt.................................................     --           --          (6,500)
             Purchases of treasury stock................................................  (116,954)       --           --
             Issuance of Common and Preferred stock.....................................   140,740      100,214      322,443
             Dividends paid.............................................................  (131,080)    (109,174)     (87,349)
                                                                                          --------     --------     --------
                 Net cash provided by (used in) financing activities....................    42,706       (8,960)     228,594
                                                                                          --------     --------     --------
                 Net change in cash and cash equivalents................................   (57,342)      23,589       29,826
                 Cash and cash equivalents at beginning of year (A).....................    74,733       51,144       21,318
                                                                                          --------     --------     --------
                 Cash and cash equivalents at end of year (A)...........................  $ 17,391     $ 74,733     $ 51,144
                                                                                          --------     --------     --------
                                                                                          --------     --------     --------
         Supplemental disclosure:
             Total amount of interest paid for the period...............................  $ 22,086     $ 19,720     $ 23,616
                                                                                          --------     --------     --------
                                                                                          --------     --------     --------
             Total amount of income taxes paid for the period...........................  $ 90,500     $ 83,560     $ 37,250
                                                                                          --------     --------     --------
                                                                                          --------     --------     --------


                                                                                                     DECEMBER 31,
         (A) Reconciliation:                                                              -----------------------------------
                                                                                            1993         1992         1991
                                                                                          ---------    ---------    ---------
         Demand deposits with affiliates................................................  $   2,391    $   1,608    $      84
         Repurchase agreements..........................................................     15,000       73,125       51,060
                                                                                          ---------    ---------    ---------
             Total cash and cash equivalents............................................  $  17,391    $  74,733    $  51,144
                                                                                          ---------    ---------    ---------
                                                                                          ---------    ---------    ---------

     Regulatory Restrictions

     The Federal Reserve Act limits extensions of credit that can be made from the Company's bank subsidiaries to any affiliate (with certain exceptions), including the Parent Company. Loans to any one affiliate may not exceed 10% of a bank subsidiary's capital and surplus, and loans to all affiliates may not exceed 20% of such bank subsidiary's capital and surplus. Additionally, such loans must be collateralized and must have terms comparable to those with unaffiliated companies.

                                       73
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                               SUPPLEMENTARY DATA

                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                       ----------------------------------------------------------------------------------------------------------
                                             1993                                                     1992
                       -------------------------------------------------        -------------------------------------------------
                       DECEMBER        SEPTEMBER                                DECEMBER        SEPTEMBER
                          31           30           JUNE 30     MARCH 31           31           30           JUNE 30     MARCH 31
                       --------        --------     --------    --------        --------        --------     --------    --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income......  $506,158        $515,170     $513,397    $510,471        $535,514        $514,959     $529,523    $549,285
Interest expense.....   162,406         170,850      173,487     184,770         211,276         211,519      232,676     265,241
                       --------        --------     --------    --------        --------        --------     --------    --------
Net interest
 income..............   343,752         344,320      339,910     325,701         324,238         303,440      296,847     284,044
Provision for
 possible credit
 losses..............    29,000          33,000       41,000      45,000          52,000          56,000       59,000      61,000
Net securities
 transactions........     3,096              50          194       3,677             (80)              6        1,132       3,767
Other non-interest
 income (A)..........    99,055          97,452       94,640      85,336          87,117          81,113       81,078      78,243
Non-interest
 expense.............   262,320         260,209      253,849     238,321         245,863         224,337      223,419     223,227
Income taxes.........    50,207          47,071       41,967      38,780          23,816          21,886       20,294      16,366
Cumulative effect of
 changes in
 accounting
 principles, net of
 tax.................        --              --           --       2,373              --              --           --          --
                       --------        --------     --------    --------        --------        --------     --------    --------
Net income...........   104,376         101,542       97,928      94,986          89,596          82,336       76,344      65,461
Dividends on
 preferred stock.....     5,130           5,135        5,144       5,244           5,221           5,281        5,288       5,271
                       --------        --------     --------    --------        --------        --------     --------    --------
Net income applicable
 to Common Stock.....  $ 99,246        $ 96,407     $ 92,784    $ 89,742        $ 84,375        $ 77,055     $ 71,056    $ 60,190
                       --------        --------     --------    --------        --------        --------     --------    --------
                       --------        --------     --------    --------        --------        --------     --------    --------
Per common share
 Primary:
   Income before
     cumulative
     effect of
     changes in
     accounting
     principles......     $1.22           $1.17        $1.15       $1.11           $1.09           $1.03         $.95        $.82
   Cumulative effect
     of changes in
     accounting
     principles, net
     of tax..........        --              --           --         .03              --              --           --          --
   Net income
        -- primary...      1.22            1.17         1.15        1.14            1.09            1.03          .95         .82
 Fully diluted:
   Income before
     cumulative
     effect of
     changes in
     accounting
     principles......      1.19            1.15         1.13        1.09            1.06            1.01          .93         .81
   Cumulative effect
     of changes in
     accounting
     principles, net
     of tax..........        --              --           --         .03              --              --           --          --
   Net income -- fully
     diluted.........      1.19            1.15         1.13        1.12            1.06            1.01          .93         .81
Book value...........     31.39           30.07        29.08       28.23           27.33           26.50        25.72       24.97
Net interest
 margin..............      4.84%           4.82%        4.92%       4.87%           4.69%           4.73%        4.59%       4.33%
Return on average
 assets (B)..........      1.28            1.24         1.26        1.28            1.15            1.14         1.06         .90
Return on average
 stockholders'
 equity (B)..........     15.93           15.80        16.33       16.88           16.20           15.70        15.29       13.40
Return on average
 common
 stockholders' equity
 (C).................     16.61           16.50        17.11       17.75           17.05           16.53        16.10       13.97

- ---------------

(A)  Non-interest income less net securities transactions.

(B)  Net income.

(C)  Net income applicable to Common Stock.

                                       74
                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                               SUPPLEMENTARY DATA

                       COMPUTATION OF EARNINGS PER SHARE

                                                                                         YEAR ENDED DECEMBER 31
                                                                           --------------------------------------------------
                                                                               1993               1992               1991
                                                                           ------------       ------------       ------------
         A. Income before cumulative effect of changes in accounting
             principles.................................................   $396,459,000       $313,737,000       $221,241,000
         B. Cumulative effect of changes in accounting principles, net
             of tax.....................................................      2,373,000                 --                 --
                                                                           ------------       ------------       ------------
           Net income...................................................    398,832,000        313,737,000        221,241,000
         C. Less: Total preferred dividends.............................     20,653,000         21,061,000         17,176,000
                                                                           ------------       ------------       ------------
         D. Net income applicable to Common Stock.......................   $378,179,000       $292,676,000       $204,065,000
                                                                           ------------       ------------       ------------
                                                                           ------------       ------------       ------------
           Net income...................................................   $398,832,000       $313,737,000       $221,241,000
         E. Less: Non-convertible preferred dividends...................     10,255,000         10,549,000          6,663,000
                                                                           ------------       ------------       ------------
         F. Net income for Fully diluted earnings per share.............   $388,577,000       $303,188,000       $214,578,000
                                                                           ------------       ------------       ------------
                                                                           ------------       ------------       ------------
           PRIMARY EARNINGS PER SHARE:
           Average shares outstanding...................................     77,590,000         71,630,325         60,345,325
           Dilutive average shares outstanding under options and
             warrants...................................................      9,106,883         12,268,030          1,278,600
           Exercise prices..............................................      $12.31 to          $12.31 to          $12.31 to
                                                                                $45.375             $36.25             $24.00
           Assumed proceeds on exercise.................................   $141,774,237       $316,924,037       $ 26,850,978
           Market value per share.......................................         $46.12             $36.52             $25.30
           Less: Treasury stock purchased with the assumed proceeds from
                 exercise of options and warrants.......................      5,489,721          8,678,713          1,061,358
                                                                           ------------       ------------       ------------
         G. Adjusted average shares -- Primary..........................     81,207,162         75,219,642         60,562,567
                                                                           ------------       ------------       ------------
           Primary Earnings Per Share:
             Income before cumulative effect of changes in accounting
               principles
               (A-C/G)..................................................          $4.63              $3.89              $3.37
             Cumulative effect of changes in accounting principles, net
               of tax (B/G).............................................            .03                 --                 --
                                                                           ------------       ------------       ------------
             Net income (D/G)...........................................          $4.66              $3.89              $3.37
                                                                           ------------       ------------       ------------
                                                                           ------------       ------------       ------------
           FULLY DILUTED EARNINGS PER SHARE:
           Average shares outstanding...................................     77,590,000         71,630,325         60,345,325
           Dilutive average shares outstanding under options and
             warrants...................................................      9,106,883         12,349,899          2,899,316
           Exercise prices..............................................      $12.31 to          $12.31 to          $12.31 to
                                                                                $45.375             $41.38             $32.31
           Assumed proceeds on exercise.................................   $141,774,237       $319,939,515       $ 73,884,005
           Market value per share.......................................         $46.12             $44.00             $32.50
           Less: Treasury stock purchased with the assumed proceeds from
                 exercise of options and warrants.......................      5,489,721          7,271,352          2,273,354
                                                                           ------------       ------------       ------------
           Adjusted average shares......................................     81,207,162         76,708,872         60,971,287
           Common shares from the assumed conversion of Convertible
             Preferred Stock............................................      3,773,816          3,814,244          3,814,668
                                                                           ------------       ------------       ------------
         H. Adjusted average shares -- Fully diluted....................     84,980,978         80,523,116         64,785,955
                                                                           ------------       ------------       ------------
           Fully Diluted Earnings Per Share:
             Income before cumulative effect of changes in accounting
               principles
               (A-E/H)..................................................          $4.55              $3.77              $3.31
             Cumulative effect of changes in accounting principles, net
               of tax (B/H).............................................            .03                 --                 --
                                                                           ------------       ------------       ------------
             Net income (F/H)...........................................          $4.58              $3.77              $3.31
                                                                           ------------       ------------       ------------
                                                                           ------------       ------------       ------------

                                       75
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders, provided, however, that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The financial statements listed on the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

     Financial statement schedules are not required under the related instructions of the Securities and Exchange Commission or are inapplicable and, therefore, have been omitted.

     (b) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

  3.1  --    Registrant's Restated Certificate of Incorporation, is incorporated by reference to
             Exhibit 4.1 of Registrant's Registration Statement on Form S-8, No. 33-45404, filed with the Securities and Exchange Commission on January 31, 1992.
  3.2  --    Registrant's By-laws, as amended through October 21, 1993.
  4.1  --    Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
  4.2  --    Deposit Agreement, dated as of June 28, 1991, between the Company, First Fidelity
             Bank, N.A., New Jersey and the holders from time to time of depository receipts issued by the Depository thereunder, is incorporated by reference to Exhibit 4(ii) of
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
  4.3  --    Investment Agreement, dated as of March 18, 1991, between the Registrant and Banco
             Santander, S.A. is incorporated by reference to Exhibit (a) of Registrant's Current
             Report on Form 8-K filed with the Commission on March 21, 1991.

                                       76

 10.1  --    Employment Agreements between the Registrant and each of Anthony P. Terracciano,
             Peter C. Palmieri, Wolfgang Schoellkopf, Roland K. Bullard, II and Leslie E. Goodman,
             as amended, are incorporated herein by reference to Exhibit 10.1 of Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1992.
 10.2  --    First Fidelity Bancorporation Stock Option and Restricted Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991.
 10.3  --    Lease Agreement between 60 West Broad Street Realty Company and The Merchants
             National Bank of Allentown, dated October 29, 1982, is incorporated herein by reference to Exhibit 10.21 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.4  --    Lease Agreement between 60 West Broad Street Realty Company and Merchants Bank, N.A.,
             dated June 24, 1987, is incorporated herein by reference to Exhibit 10.21(b) of
             Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1987.
 10.5  --    Lease Agreement between Frank M. Henry Associates and Wyoming National Bank of
             Wilkes-Barre, dated April 29, 1982, is incorporated herein by reference to Exhibit
             10.22 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.6  --    Registrant's Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 of Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1992.
 10.7  --    Registrant's Annual Incentive Plan is incorporated herein by reference to Exhibit
             10.23 of Registrant's Annual Report on Form 10-K for the year ended December 31,
             1988.
 10.8  --    Rights Agreement, and Supplement No. 1 thereto are incorporated by reference to
             Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated August 25, 1989, and Exhibit 4 of Registrant's Form 8 Amendment to such Form 8-A, dated March 12,
             1990.
 10.9  --    Supplements Nos. 2 and 3 to the Rights Agreement are incorporated herein by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1992.
 11.1  --    Statement regarding computation of per share earnings (included in Item 8 of this
             Annual Report on Form 10-K).
 21.1  --    Subsidiaries of the Registrant.
 23.1  --    Consent of KPMG Peat Marwick.

     (c) Current Reports on Form 8-K during the quarter ended December 31, 1993.

     The Company's Current Report on Form 8-K, dated May 4, 1993, filed with the Securities and Exchange Commission on November 11, 1993, reporting certain pro forma financial information relating to the acquisition of Northeast Bancorp, Inc.

                                      77
                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 17TH DAY OF FEBRUARY, 1994.

                                     FIRST FIDELITY BANCORPORATION

                                     By:        ANTHONY P. TERRACCIANO
                                                Anthony P. Terracciano
                                       Chairman, President and Chief Executive
                                                         Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                     TITLE                                           DATE
                   ---------                     -----                                           ----
            ANTHONY P. TERRACCIANO               Chairman, President and
            Anthony P. Terracciano               Chief Executive Officer

              LOUIS E. AZZATO                    Director
                Louis E. Azzato

                EDWARD E. BARR                   Director
                Edward E. Barr

             ROLAND K. BULLARD II                Director
             Roland K. Bullard II

                  LEE A. BUTZ                    Director
                  Lee A. Butz

            LUTHER R. CAMPBELL, JR.              Director
            Luther R. Campbell, Jr.

              JOHN GILRAY CHRISTY                Director
              John Gilray Christy

                                                                                              February 17, 1994
                JAMES G. CULLEN                  Director
                James G. Cullen

             GONZALO DE LAS HERAS                Director
             Gonzalo de Las Heras

               E. JAMES FERLAND                  Director
               E. James Ferland

              ARTHUR M. GOLDBERG                 Director
              Arthur M. Goldberg

               LESLIE E. GOODMAN                 Director
               Leslie E. Goodman

                FRANK M. HENRY                   Director
                Frank M. Henry

                                      78

                   SIGNATURE                     TITLE                                           DATE
                   ---------                     -----                                           ----
               WILLIAM F. HYLAND                 Director
               William F. Hyland

            JUAN RODRIGUEZ INCIARTE              Director
            Juan Rodriguez Inciarte

                JOHN R. KENNEDY                  Director
                John R. Kennedy

                ROCCO J. MARANO                  Director
                Rocco J. Marano

            JAMES D. MORRISSEY, JR.              Director
            James D. Morrissey, Jr.

                JOSEPH NEUBAUER                  Director
                Joseph Neubauer

               PETER C. PALMIERI                 Director
               Peter C. Palmieri

                                                                                            February 17, 1994

            ROBERT MONTGOMERY SCOTT              Director
            Robert Montgomery Scott

               REBECCA STAFFORD                  Director
               Rebecca Stafford

                SEFTON STALLARD                  Director
                Sefton Stallard

               BERNARD C. WATSON                 Director
               Bernard C. Watson

             WOLFGANG SCHOELLKOPF                Director and Principal
             Wolfgang Schoellkopf                Financial Officer

             ANTHONY R. BURRIESCI                Principal Accounting
             Anthony R. Burriesci                Officer


                                EXHIBIT INDEX

  3.1  --    Registrant's Restated Certificate of Incorporation, is incorporated by reference to
             Exhibit 4.1 of Registrant's Registration Statement on Form S-8, No. 33-45404, filed with the Securities and Exchange Commission on January 31, 1992.
  3.2  --    Registrant's By-laws, as amended through October 21, 1993.
  4.1  --    Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
  4.2  --    Deposit Agreement, dated as of June 28, 1991, between the Company, First Fidelity
             Bank, N.A., New Jersey and the holders from time to time of depository receipts issued by the Depository thereunder, is incorporated by reference to Exhibit 4(ii) of
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
  4.3  --    Investment Agreement, dated as of March 18, 1991, between the Registrant and Banco
             Santander, S.A. is incorporated by reference to Exhibit (a) of Registrant's Current
             Report on Form 8-K filed with the Commission on March 21, 1991.
 10.1  --    Employment Agreements between the Registrant and each of Anthony P. Terracciano,
             Peter C. Palmieri, Wolfgang Schoellkopf, Roland K. Bullard, II and Leslie E. Goodman,
             as amended, are incorporated herein by reference to Exhibit 10.1 of Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1992.
 10.2  --    First Fidelity Bancorporation Stock Option and Restricted Stock Plan, as amended, is incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1991.
 10.3  --    Lease Agreement between 60 West Broad Street Realty Company and The Merchants
             National Bank of Allentown, dated October 29, 1982, is incorporated herein by reference to Exhibit 10.21 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.4  --    Lease Agreement between 60 West Broad Street Realty Company and Merchants Bank, N.A.,
             dated June 24, 1987, is incorporated herein by reference to Exhibit 10.21(b) of
             Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1987.
 10.5  --    Lease Agreement between Frank M. Henry Associates and Wyoming National Bank of
             Wilkes-Barre, dated April 29, 1982, is incorporated herein by reference to Exhibit
             10.22 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.6  --    Registrant's Deferred Compensation Plan for Non-Employee Directors, as amended, is incorporated herein by reference to Exhibit 10.14 of Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1992.
 10.7  --    Registrant's Annual Incentive Plan is incorporated herein by reference to Exhibit
             10.23 of Registrant's Annual Report on Form 10-K for the year ended December 31,
             1988.
 10.8  --    Rights Agreement, and Supplement No. 1 thereto are incorporated by reference to
             Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated August 25, 1989, and Exhibit 4 of Registrant's Form 8 Amendment to such Form 8-A, dated March 12,
             1990.
 10.9  --    Supplements Nos. 2 and 3 to the Rights Agreement are incorporated herein by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1992.
 11.1  --    Statement regarding computation of per share earnings (included in Item 8 of this
             Annual Report on Form 10-K).
 21.1  --    Subsidiaries of the Registrant.
 23.1  --    Consent of KPMG Peat Marwick.