Form 10-Q
period 1994-03-31
FIRST FIDELITY BANCORPORATION /NJ/
filed 1994-05-13
CIK 823870

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q
(Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1994
                               ---------------------------------------
                                  or
[ ]            Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                   to
                              ------------------    ------------------
Commission File Number:                      1-9839
                       -----------------------------------------------

                     FIRST FIDELITY BANCORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         New Jersey                                22-2826775
- ----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2673 Main Street
P.O. Box 6980
Lawrenceville, NJ                                  08648-0980
- ----------------------------------------------------------------------
(Address of principal                             (Zip Code)
executive office)

                            (609)-895-6800
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at April 30, 1994
- -----------------------------            -----------------------------
Common Stock, $1.00 Par Value                    79,870,086 Shares




                                                               2 of 44
                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
- -----------------------------

FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Three Months Ended
                                                            March 31
                                                      --------------------
                                                        1994        1993
                                                      --------    --------
INTEREST INCOME
  Interest and fees on loans......................... $394,146    $371,907
  Interest on federal funds sold and securities
    purchased under agreements to resell.............      118       6,829
  Interest and dividends on securities:
    Taxable interest income..........................   96,715      94,338
    Tax-exempt interest income.......................   10,509      12,736
    Dividends........................................    1,195       1,163
  Interest on bank deposits..........................   10,359      21,963
  Interest on trading account securities.............    1,575       1,535
                                                      --------    --------
      Total Interest Income..........................  514,617     510,471
                                                      --------    --------
INTEREST EXPENSE
  Interest on:
    Deposits.........................................  143,107     166,821
    Short-term borrowings............................   10,480       7,396
    Long-term debt...................................   10,833      10,553
                                                      --------    --------
      Total Interest Expense.........................  164,420     184,770
                                                      --------    --------
        Net Interest Income..........................  350,197     325,701

Provision for possible credit losses.................   24,000      45,000
                                                      --------    --------
  Net Interest Income after Provision
    for Possible Credit Losses.......................  326,197     280,701
                                                      --------    --------
NON-INTEREST INCOME
  Trust Income.......................................   27,263      23,246
  Service charges on deposit accounts................   37,284      35,768
  Other service charges, commissions and fees........   23,695      18,624
  Trading revenue....................................    3,651       4,157
  Net securities transactions........................    4,082       3,677
  Other income.......................................    7,234       3,541
                                                      --------    --------
    Total Non-Interest Income........................  103,209      89,013
                                                      --------    --------
NON-INTEREST EXPENSE
  Salaries and benefits expense......................  122,139     107,946
  Occupancy expense..................................   31,934      28,551
  Equipment expense..................................   10,928      10,033
  Other expenses.....................................  102,403      91,791
                                                      --------    --------
    Total Non-Interest Expense.......................  267,404     238,321
                                                      --------    --------

                                                                    3 of 44
Income before income taxes and cumulative effect of
  changes in accounting principles...................  162,002     131,393
Income taxes.........................................   53,136      38,780
                                                      --------    --------
Income before cumulative effect of changes in
  accounting principles..............................  108,866      92,613
Cumulative effect of changes in accounting
  principles, net of tax.............................     -          2,373
                                                      --------    --------
Net Income...........................................  108,866      94,986
Dividends on Preferred Stock.........................    5,131       5,244
                                                      --------    --------
Net Income Applicable to Common Stock................ $103,735     $89,742
                                                      ========    ========
Per common share:
Primary
Income before cumulative effect of changes in
  accounting principles..............................    $1.26       $1.11
Cumulative effect of changes in accounting
  principles, net of tax.............................      -           .03
Net income - primary.................................     1.26        1.14

Fully diluted
Income before cumulative effect of changes in
  accounting principles..............................    $1.23       $1.09
Cumulative effect of changes in accounting
  principles, net of tax.............................      -           .03
Net income - fully diluted...........................     1.23        1.12


See accompanying notes to consolidated financial statements.





























FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    4 of 44
CONSOLIDATED STATEMENTS OF CONDITION

                                                      March 31     December 31
                                                        1994          1993
(thousands)                                         (unaudited)
                                                    -----------    -----------
ASSETS
Cash and due from banks............................  $2,069,777     $1,831,270
Interest-bearing time deposits.....................     611,196        979,769
Securities held to maturity........................   5,055,789      5,241,987
  (market value of $5,081,179 at March 31, 1994
  and $5,321,239 at December 31, 1993)
Securities available for sale......................   2,743,903      2,656,721
Trading account securities at market value.........     183,757        149,887
Federal funds sold and securities purchased under
  agreements to resell.............................     191,180         15,000
Loans, net of unearned income......................  21,445,793     21,386,911
  Less: Reserve for possible credit losses.........    (597,356)      (602,183)
                                                    -----------    -----------
    Net loans......................................  20,848,437     20,784,728
Premises and equipment.............................     404,075        404,208
Customers' acceptance liability....................     188,805        187,903
Other assets.......................................   1,551,548      1,511,112
                                                    -----------    -----------
      Total Assets................................. $33,848,467    $33,762,585
                                                    ===========    ===========
LIABILITIES
Deposits in domestic offices:
  Demand deposits..................................  $5,779,395     $5,347,007
  Savings/NOW deposits.............................   9,600,985      9,650,774
  Money market deposit accounts....................   3,823,981      3,893,130
  Other consumer time deposits.....................   8,429,488      8,637,296
  Corporate certificates of deposit................     359,731        398,435
Deposits in overseas offices.......................     255,261        216,380
                                                    -----------    -----------
    Total Deposits.................................  28,248,841     28,143,022
Short-term borrowings..............................   1,233,273      1,620,125
Acceptances outstanding............................     191,858        196,117
Other liabilities..................................     597,464        451,835
Long-term debt.....................................     812,991        613,058
                                                    -----------    -----------
      Total Liabilities............................  31,084,427     31,024,157

















                                                                    5 of 44
STOCKHOLDERS' EQUITY
Preferred stock....................................     230,422        230,422
Common stock ($1.00 par)
  Authorized: 150,000,000 shares
  Issued: 80,935,596 shares at March 31, 1994 and
    79,937,719 shares at December 31, 1993.........      80,936         79,938
Surplus............................................   1,230,138      1,202,373
Retained earnings..................................   1,237,268      1,227,368
Less treasury stock, at cost: 333,031 shares at
  March 31, 1994 and 36,714 shares
    at December 31, 1993...........................     (14,724)        (1,673)
                                                    -----------    -----------
      Total Common Stockholders' Equity............   2,533,618      2,508,006
                                                    -----------    -----------
      Total Stockholders' Equity...................   2,764,040      2,738,428
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity... $33,848,467    $33,762,585
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.







































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    6 of 44
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)        Three Months Ended
                                                              March 31
                                                      -------------------------
(thousands)                                               1994          1993
                                                      -----------   -----------
Cash flows from operating activities:
  Net income.........................................   $108,866       $94,986
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     24,000        45,000
  Depreciation, amortization and accretion...........      6,164        16,909
  Deferred income tax provision......................      5,047        (1,512)
  Gain on sale of assets.............................     (1,072)       (3,618)
  Net securities transactions (gains)................     (4,082)       (3,677)
  Proceeds from sales of trading account
    securities.......................................  2,435,352     1,832,444
  Purchases of trading account securities............ (2,466,551)   (1,849,047)
  (Increase) decrease in accrued interest receivable.     (3,501)       14,648
  Increase (decrease) in accrued interest payable....     12,163        (4,110)
  Change in current taxes payable....................     53,732       (55,358)
  Other, net.........................................     79,752        79,407
  Cumulative effect of changes in accounting
    principles, net of tax...........................       -           (2,373)
                                                      ----------    ----------
      Net cash provided by operating activities......    249,870       163,699

Cash flows from investing activities:
  Proceeds from maturities of securities
    held to maturity.................................    901,570       490,230
  Purchases of securities held to maturity...........   (668,577)     (441,835)
  Proceeds from sales of securities available
    for sale.........................................    162,720        58,354
  Proceeds from maturities of securities
    available for sale...............................    175,537          -
  Purchases of securities available for sale.........   (474,477)         -
  Net (disbursements) from lending activities........    (45,398)     (121,159)
  Purchases of premises and equipment................    (12,889)      (24,723)
  Proceeds from sales of premises and equipment......      2,759         5,600
  Net change in acceptances..........................     (5,161)       (2,642)
  Net cash paid on acquisitions......................    (14,392)         -
                                                      ----------    ----------
      Net cash provided by/(used in)
        investing activities.........................     21,692       (36,175)

Cash flows from financing activities:
  Change in demand, savings/NOW and money market
    deposits.........................................    253,649    (1,372,325)
  Change in corporate certificates of deposit and
    deposits in overseas offices.....................        177       (76,729)
  Change in other consumer time deposits.............   (232,454)     (463,411)
  Change in short-term borrowings....................   (391,750)      702,598
  Issuance of long-term debt.........................    200,000          -
  Payments on long-term debt.........................        (67)       (1,082)
  Purchases of treasury stock........................    (82,695)         -
  Issuance of common stock...........................     66,396         9,455
  Dividends paid.....................................    (38,704)      (29,702)
                                                      ----------    ----------
      Net cash (used in) financing activities........   (225,448)   (1,231,196)
                                                      ----------    ----------

                                                                    7 of 44

      Net change in cash and cash equivalents........     46,114    (1,103,672)
      Cash and cash equivalents at beginning
        of period (A)................................  2,826,039     5,287,115
                                                      ----------    ----------
      Cash and cash equivalents at end
        of period (A)................................ $2,872,153    $4,183,443
                                                      ==========    ==========

Supplemental disclosures:
  Total amount of interest paid for the period.......   $152,257      $188,880
                                                      ==========    ==========
  Total amount of income taxes paid for
    the period.......................................     $4,000       $10,032
                                                      ==========    ==========
  Total amount of loans transferred to OREO..........    $13,934       $33,412
                                                      ==========    ==========
  Total amount of loans transferred to
    assets held for sale.............................     $8,835       $  -
                                                      ==========    ==========


(A) Reconciliation:                     March 31              December 31
                                 ----------------------  ----------------------
                                    1994        1993        1993        1992
                                 ----------  ----------  ----------  ----------
Cash and due from banks......... $2,069,777  $1,437,001  $1,831,270  $1,913,177
Interest-bearing time deposits..    611,196   1,951,016     979,769   2,635,938
Federal funds sold and
  securities purchased under
  agreements to resell..........    191,180     795,426      15,000     738,000
                                 ----------  ----------  ----------  ----------
Total cash and cash
  equivalents................... $2,872,153  $4,183,443  $2,826,039  $5,287,115
                                 ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.























                                                                    8 of 44

         SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 1994 and for the three months ended March 31, 1994 and March 31, 1993 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with First Fidelity Bancorporation's ("First Fidelity" or "the Company" herein) 1993 Annual Report on Form 10-K.

(2) Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options and warrants, using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of the Company's preferred stock.

     Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share also reflects provisions for dividend requirements on non-convertible preferred stock.

Item 2
- ------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1993 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 1994 are not necessarily indicative of results to be attained for any other period.

Summary
- -------
     First Fidelity recorded net income of $108.9 million, or $1.26 per common share on a primary basis and $1.23 per common share on a fully-diluted basis, for the first quarter of 1994. These results compare to net income before the cumulative effect of changes in accounting principles of $92.6 million or $1.11 per common share on a primary basis and $1.09 per common share on a fully-diluted basis for the first quarter of 1993.

     The earnings improvement for the current quarter, compared to the first quarter of 1993, resulted from stronger net interest income, a lower provision for possible credit losses and higher non-interest income, partly offset by higher non-interest expense and an increased provision for income taxes. Net interest income increased $24.5 million to $350.2 million as a result of increased earning assets, due primarily to acquisitions during the last nine months of 1993. This increase in earning assets was partially offset by a slight reduction

                                                               9 of 44

in net interest margin, reflecting, in part, recent acquisitions. The provision for possible credit losses was $24.0 million in the first quarter of 1994, down from $45.0 million in the first quarter of 1993, reflecting management's evaluation of the adequacy of the level of the reserve for possible credit losses in light of improving asset quality trends, current economic conditions, the continued decline in non-performing loans and lower charge-offs. Non-performing assets totaled $457.1 million at March 31, 1994, compared to $641.4 million at March 31, 1993. Increases of $14.2 million in non-interest income and $29.1 million in non-interest expense were primarily the result of acquisitions consummated after the first quarter of 1993. The $14.4 million increase in income taxes resulted primarily from higher pre-tax income.

     Return on average stockholders' equity for the current quarter was 16.11% compared to 16.88% for the first quarter of last year. Return on average common stockholders' equity was 16.75% in the current quarter as compared to 17.75% for the same period of 1993. These ratios declined as the increase in net income for the first quarter of 1994 was more than offset by increases in average stockholders' equity and average common stockholders' equity. Return on average assets for the first quarter of 1994 improved to 1.32% compared to 1.28% a year earlier.

Recent Acquisitions:

     On January 31, 1994, First Fidelity acquired Greenwich Financial Corporation and its 7 branch subsidiary, Greenwich Federal Savings and Loan Association (total assets of approximately $425 million and total deposits of approximately $255 million), for $41.9 million in cash.

     On March 25, 1994, the Company acquired BankVest, Inc. and its 2 branch subsidiary, First Peoples National Bank of Edwardsville, Pennsylvania (total assets of approximately $100 million and total deposits of approximately $85 million), for $19.7 million in cash.

     On May 12, 1994, First Fidelity acquired The Savings Bank of
     Rockland County ("Rockland") for $5.9 million in cash. Rockland, which reported assets of $177 million and deposits of $169 million at March 31, 1994, has 4 offices, all in Rockland County, New York.

     Each of these acquisitions was accounted for using the "purchase" method.

Pending Acquisitions:

     On January 27, 1994, First Fidelity entered into a definitive agreement to acquire First Inter-Bancorp Inc., of Fishkill, New York and its 16 branch, federally-chartered savings bank subsidiary, Mid-Hudson Savings Bank FSB (together, "Mid-Hudson") for approximately $56 million in cash. Mid-Hudson, which operates throughout Dutchess, Ulster, Orange and Putnam Counties, New York, reported $511 million in assets and $450 million in



                                                              10 of 44

     deposits at March 31, 1994. The acquisition is subject to approval by regulators and the shareholders of Mid-Hudson.
     Completion of the acquisition is expected before the end of 1994.

     On March 21, 1994, the Company entered into a definitive agreement to acquire Baltimore Bancorp, of Baltimore, Maryland and its 42 branch commercial bank subsidiary, Bank of Baltimore, for approximately $346 million in cash. Bank of Baltimore, which operates primarily in Baltimore, Montgomery, Anne Arundel and Prince Georges counties, Maryland, reported $2.2 billion in assets and $1.9 billion in deposits at March 31, 1994. The acquisition is subject to approval by regulators and the shareholders of Baltimore Bancorp. This acquisition is expected to close prior to the end of 1994.

     Each of the recent and pending acquisitions described above is expected to have an additive effect on earnings per share within 18 months of its consummation, assuming the absence of significant adverse economic conditions. These acquisitions are not expected to have a material adverse impact on liquidity or capital levels.

Consolidation/Acquisition Strategy:

     First Fidelity is continually evaluating acquisition opportunities, and frequently conducts due diligence activities in connection with possible acquisitions both on an assisted and unassisted basis. Acquisition candidates that may be under consideration at any time include, without limitation, depository institutions, financial service companies, thrift or savings type associations and related companies. Companies which First Fidelity may be considering in connection with its acquisition strategy would generally be based in markets in which First Fidelity presently operates or in markets in proximity to one of First Fidelity's then existing markets. First Fidelity contemplates that any such acquisition would be financed through working capital and/or the issuance of equity and debt securities.

     On April 26, 1994, the United States Senate approved a bill (S.
1963) which would authorize nationwide interstate branching and interstate bank acquisitions one year after enactment. Earlier in the year, the U.S. House of Representatives had approved a similar bill (H.R. 3841). The bills allow states to opt out of interstate branching provisions. Although it is uncertain what provisions the final law, if any, will have, the Company anticipates that, in the event that a law in the form proposed by the House and Senate is enacted, there may very well be further consolidation in the banking industry.

     On January 11, 1994, the Company consolidated (the "Bank Consolidation") its two largest subsidiary banks, First Fidelity Bank, N.A., New Jersey and First Fidelity Bank, N.A., Pennsylvania (formerly Fidelity Bank, N.A. ("Fidelity")) into a new entity, First Fidelity Bank, N.A. ("First Fidelity Bank"). This Bank Consolidation was effected following the relocation of the head office of Fidelity from Philadelphia, Pennsylvania to Salem, New Jersey, which location became the resulting head office of First Fidelity Bank.

Capital Markets:                                              11 of 44

     On January 20, 1994, the Company announced a 13.5% increase in its quarterly dividend on the Common Stock, or $.05 per share, to $.42 per share. The dividend was paid to holders of record on January 31, 1994.

     On February 2, 1994, the Company sold to the public $200 million of floating rate senior notes due August 2, 1996. The notes bear interest at .10% per annum above the London Interbank Offered Rate ("LIBOR") for three-month eurodollar deposits.

     During 1993, the Board of Directors (the "Board") authorized the Company to acquire up to 2% of its outstanding Common Stock in each calendar year. On March 7, 1994, the Board authorized the Company to acquire up to an additional 1.3 million shares of its Common Stock during 1994. As of April 30, 1994, the Company had acquired a total of 2.4 million shares in 1994 pursuant to the open market repurchase program (exclusive of shares acquired to fund certain benefit plans).

     During the first quarter of 1994, Santander exercised the third tranche of its warrants pursuant to the Investment Agreement, dated March 18, 1991, (the "Investment Agreement") between the Company and Santander and acquired 2,376,250 shares of First Fidelity Common Stock at $25.50 per share, for total consideration of $60.6 million. Over half of the shares of Common Stock issued to Santander pursuant to its warrants exercise (1.4 million shares) came from treasury stock, representing Common Stock recently repurchased by First Fidelity on the open market at market prices (the average price paid was $44.03 per share). Santander has notified the Company that it intends to exercise the final tranche of warrants (for 2,376,250 shares of Common Stock) during the second quarter of 1994.

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS 114 requires that "impaired" loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Although management is continuing to review SFAS 114 and the expected changes to that standard, it does not currently expect that the adoption of SFAS 114, which is required for fiscal years beginning after December 15, 1994, will have a material effect on the Company's financial statements.

                         RESULTS OF OPERATIONS
Net Interest Income
- -------------------
     The following table reflects the significant components of net interest income for the three months ended March 31, 1994 and 1993.







FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   12 of 44
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended March 31, 1994
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,761,761  $115,314    6.82%
    Installment.................................   5,784,851   117,991    8.27
    Mortgage....................................   8,509,999   161,761    7.60
  Loans in overseas offices.....................     116,415     1,455    5.07
                                                 -----------  --------
      Total Loans...............................  21,173,026   396,521    7.52
  Taxable mortgage-backed securities (3)........   4,768,320    63,324    5.31
  Other taxable securities......................   2,546,850    34,715    5.45
  Tax-exempt securities.........................     563,042    15,285   10.86
  Time deposits with banks......................     870,978    10,359    4.76
  Federal funds sold and securities
    purchased under agreements to resell........      18,247       118    2.59
  Trading account...............................     151,564     1,652    4.36
                                                 -----------  --------
        Total Earning Assets....................  30,092,027   521,974    6.96
Reserve for possible credit losses..............    (613,158)
Cash and due from banks.........................   1,827,972
Other assets....................................   2,070,804
                                                 -----------
          Total Assets.......................... $33,377,645
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $5,399,835
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   9,787,188    44,473    1.84
  Money market deposit accounts.................   3,719,806    20,943    2.28
  Other consumer time deposits..................   8,269,072    73,121    3.59
  Corporate certificates of deposit.............     373,700     2,932    3.18
  Deposits in overseas offices..................     214,469     1,638    3.05
  Short-term borrowings.........................   1,428,578    10,480    2.93
  Long-term debt................................     742,046    10,833    5.84
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  24,534,859   164,420    2.71
Other liabilities...............................     701,502
Preferred stockholders' equity..................     230,422
Common stockholders' equity.....................   2,511,027
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $33,377,645   164,420
                                                 ===========  --------
Net interest income/spread......................              $357,554    4.25
                                                              ========
Net interest margin.............................                          4.75

Tax equivalent adjustment.......................                $7,357
                                                              ========





                                                                   13 of 44

(1) In this table, and in other data presented herein on a taxable equivalent basis, income that is exempt from federal income taxes or taxed at a preferential rate, such as interest on state and municipal securities, has been adjusted to a taxable equivalent basis using a federal income tax rate of 35%.
(2) Includes non-performing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.
(3)  Includes Collateralized Mortgage Obligations.



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   14 of 44
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended March 31, 1993
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,200,789  $119,115    7.68%
    Installment.................................   5,350,876   116,350    8.82
    Mortgage....................................   6,417,933   137,839    8.59
  Loans in overseas offices.....................     119,375     1,610    5.47
                                                 -----------  --------
      Total Loans...............................  18,088,973   374,914    8.33
  Taxable mortgage-backed securities (3)........   3,878,208    67,028    6.91
  Other taxable securities......................   1,781,944    28,683    6.44
  Tax-exempt securities.........................     699,605    18,325   10.48
  Time deposits with banks......................   1,975,590    21,963    4.45
  Federal funds sold and securities
    purchased under agreements to resell........     855,012     6,829    3.19
  Trading account...............................     148,605     1,595    4.29
                                                 -----------  --------
        Total Earning Assets....................  27,427,937   519,337    7.60
Reserve for possible credit losses..............    (628,322)
Cash and due from banks.........................   1,565,270
Other assets....................................   1,817,449
                                                 -----------
          Total Assets.......................... $30,182,334
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $4,513,766
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   7,764,825    47,559    2.48
  Money market deposit accounts.................   3,769,661    25,441    2.74
  Other consumer time deposits..................   8,994,761    89,056    4.02
  Corporate certificates of deposit.............     404,067     3,061    3.07
  Deposits in overseas offices..................     211,315     1,704    3.23
  Short-term borrowings.........................   1,088,689     7,396    2.72
  Long-term debt................................     580,925    10,553    7.27
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  22,814,243   184,770    3.28
Other liabilities...............................     571,650
Preferred stockholders' equity..................     232,137
Common stockholders' equity.....................   2,050,538
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $30,182,334   184,770
                                                 ===========  --------
Net interest income/spread......................              $334,567    4.32
                                                              ========
Net interest margin.............................                          4.87

Tax equivalent adjustment.......................                $8,866
                                                              ========





                                                                   15 of 44

(1) In this table, and in other data presented herein on a taxable equivalent basis, income that is exempt from federal income taxes or taxed at a preferential rate, such as interest on state and municipal securities, has been adjusted to a taxable equivalent basis using a federal income tax rate of 34%.
(2) Includes non-performing loans. The effect of including such loans is to reduce the average rate earned on the Company's loans.
(3)  Includes Collateralized Mortgage Obligations.



















































                                                                   16 of 44

     Taxable-equivalent net interest income for the first quarter of 1994 was $357.6 million, compared to $334.6 million for the first quarter of 1993. The increase was primarily due to higher average earning assets, partially offset by a slight decrease in net interest margin. Average earnings assets increased to $30.1 billion in the first quarter of 1994 from $27.4 billion in the first quarter of 1993. Net interest margin decreased to 4.75% from 4.87% in the first quarter of 1993. The increase in average earning assets was largely the result of higher average total loans, taxable mortgage-backed securities and other taxable securities, partially offset by a reduction in time deposits with banks and federal funds sold and securities purchased under agreements to resell. Increases in average mortgage, commercial and installment loans resulted from acquisitions and from growth in selected categories, partially offset by prepayments and normal paydowns. The 12 basis point decline in the net interest margin from the first quarter of 1993 to the first quarter of 1994 was primarily due to refinancings and maturing higher yielding assets being replaced by lower yielding assets and the integration of acquired banks which had been operating with lower net interest margins.

     First Fidelity expects that its net interest margin percentage may continue to decline modestly in 1994, as higher yielding assets mature and are replaced by lower yielding assets, as deposit rates trend higher and as acquisitions initially tend to reduce the overall average margin. The Company expects that these negative effects will be partially offset by lower levels of non-performing assets, increasing loan demand and First Fidelity's large core deposit base, which is both relatively rate insensitive and low cost. On April 19, 1994, the Company raised its prime rate to 6.75% in response to the rising interest rate environment.

     Core deposits (demand deposits, savings and NOW accounts, money market deposits and other consumer time deposits) averaged $27.2 billion in the first quarter of 1994, compared to $25.0 billion for the same quarter of 1993. This increase was attributable to acquisitions, partially offset by deposit run-off, which, in the Company's view, has been moderating as fewer consumers appear to be shifting funds to alternative market instruments.

Non-Interest Income
- -------------------
     Non-interest income was $103.2 million for the first quarter of 1994, compared to $89.0 million for the first quarter of 1993. Trust income increased to $27.3 million in the first quarter of 1994 from $23.2 million in the same quarter of 1993, primarily as a result of acquisitions and trust marketing campaigns conducted through account relationships and the branch network. Service charges on deposit accounts increased to $37.3 million in the first quarter of 1994 from $35.8 million for the first quarter of 1993. The increase was primarily due to additional deposit accounts from acquisitions. Other service charges, commissions and fees were $23.7 million, up $5.1 million compared to the same quarter in 1993, primarily as a result of increased revenues from credit card services and commission income earned on branch-based investment sales. The $3.7 million increase in other income resulted primarily from net gains on the sale of various assets.


Non-Interest Expense                                          17 of 44
- --------------------
     In July, 1993, First Fidelity and Bankers Trust Company formed a bank service corporation, Global Processing Alliance, Inc. ("GPA"), which is primarily involved in providing check-processing and related services, and which is 50%-owned by each company. As of January, 1994, GPA became operational and First Fidelity's check-processing expenses, which were previously reflected in each expense category (i.e., salaries and benefits, occupancy, equipment and other expenses), are now reported in "other expenses". Non-interest expense increased $29.1 million, or 12%, in the first quarter of 1994 compared to the same quarter in 1993. Salaries and benefits expense was $122.1 million in the first quarter of 1994, an increase of $14.2 million, or 13%, from the prior year's level for the same quarter, primarily reflecting additional personnel expenses associated with acquisitions. Occupancy expense increased $3.4 million, or 12%, compared to the first quarter of 1993, due primarily to severe weather conditions and acquisitions. Other expenses for the first quarter of 1994 increased $10.6 million, or 12%, from the prior year's first quarter. The increase in other expenses primarily resulted from the reclassification of check-processing expenses as noted above. In addition, there was a reduction in other expenses related to other real estate owned ("OREO") of $3.8 million from the 1993 first quarter, while the amortization of intangibles increased by $2.4 million over the prior year's first quarter, to $9.5 million, due to acquisitions.

Income Taxes
- ------------
     Income taxes increased to $53.1 million in the first quarter of 1994 from $38.8 million in the first quarter of 1993. The increase resulted primarily from the higher level of pre-tax income. Other factors affecting the increase were the increase in the corporate income tax rate and lower tax-exempt income. The effective tax rates for the three months ended March 31, 1994 and 1993 were 32.8% and 29.5%, respectively.
                          FINANCIAL CONDITION
Liquidity and Funding
- ---------------------
     The Company's liquidity position remained strong during the first quarter of 1994. Total assets grew by $85.9 million, from $33,763 million at December 31, 1993 to $33,848 million at March 31, 1994. Total loans increased $58.9 million, securities decreased $65.1 million, money market assets decreased by $192.4 million, cash and due from banks increased $238.5 million and other assets increased by $40.4 million.

     Core deposits were $27.6 billion at March 31, 1994, an increase of $105.6 million from December 31, 1993. The increase was due to core deposits acquired in recent acquisitions, partially offset by modest deposit run-off. In addition, short-term borrowings decreased $386.9 million, other liabilities increased $145.6 million and long-term debt increased $199.9 million.

     At March 31, 1994 and December 31, 1993, core deposits represented 129% of total loans, as both total loans and core deposits increased.

     The Company has other potential sources of liquidity, including its ability to enter into repurchase agreements, primarily using
                                                              18 of 44

investment securities as collateral. Management believes that First Fidelity's liquidity position is strong, based on its levels of cash, cash equivalents and core deposits, the stability of its other funding sources and the support provided by its capital base.

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At March 31, 1994, cash and cash equivalents were $2.9 billion, an increase of $46.1 million (2%) from December 31, 1993. Financing activities absorbed $225.4 million in cash and cash equivalents, as the Company paid down short-term borrowings. The Company increased its long-term debt during the first quarter of 1994 by $199.9 million from December 31, 1993 levels, by issuing floating rate senior notes. Operating activities provided $249.9 million of cash and cash equivalents for the three months ended March 31, 1994. Cash and cash equivalents of $21.7 million were provided by investing activities.

     As part of its ongoing management of interest rate sensitivity, the Company employed $5.4 billion (notional value) of swaps at March 31, 1994, for hedging purposes (continuing its program of adjusting the Company's sensitivity to floating rate loans and certain fixed rate liabilities), compared to $4.3 billion (notional value) at December 31, 1993. Futures contracts decreased from $750 million (notional value) at December 31, 1993 to $250 million (notional value) at March 31, 1994, due to maturities.

Capital
- -------
     The Federal Reserve Board (the "FRB") measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The minimum ratio of total risk-based capital to risk-adjusted assets (including certain off balance-sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be common equity and qualifying perpetual preferred stock, less goodwill and certain identifiable intangible assets, such as core deposit intangibles, acquired after February 18, 1992 ("Tier I capital"). The remainder ("Tier II capital") may consist of mandatory convertible debt securities, a designated amount of qualifying subordinated debt, other preferred stock and a portion of the reserve for possible credit losses. At March 31, 1994, the Company's Tier I and total capital ratios were 10.03% and 13.45%, respectively.

     In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio (Tier I capital to quarterly average total assets less goodwill and certain identifiable intangible assets, such as core deposit intangibles acquired after February 18,
1992) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points.
First Fidelity's Tier I leverage ratio at March 31, 1994, was 7.07%. The FRB has not advised First Fidelity of any specific minimum leverage ratio under these guidelines which would be applicable to the Company. The guidelines also indicate that, when appropriate, including when a bank holding company is undertaking expansion,

                                                              19 of 44

engaging in new activities or otherwise facing unusual or abnormal risk, the FRB will consider a "tangible Tier I leverage ratio"
(deducting all intangibles) in making an overall assessment of capital adequacy.

     The Company's subsidiary banks are subject to capital requirements which generally are similar to those affecting the Company. As of March 31, 1994 and December 31, 1993, the Company and its subsidiary banks had capital in excess of all regulatory minimums, including the higher minimum capital and leverage ratios agreed to by the Company in connection with various acquisitions.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' implementing rule under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%, Total Risk-Based Ratio, 10.0% and Tier I Leverage Ratio, 5.0%. At December 31, 1993 and March 31, 1994, the Company and all of its subsidiary banks' capital ratios exceeded each of these minimum percentages.

     The following table presents information regarding the Company's risk-based capital at March 31, 1994 and December 31, 1993, calculated using the FRB guidelines.
                                             March 31     December 31
  (thousands)                                  1994          1993
  -----------                               -----------   -----------
  Tier I:
    Common stockholders' equity
      (excluding fair value adjustment).... $ 2,539,341   $ 2,480,711
    Qualifying perpetual
      preferred stock......................     230,422       230,422
    Less: goodwill and other intangibles...    (442,294)     (412,534)
                                            -----------   -----------
        Total Tier I capital...............   2,327,469     2,298,599
                                            -----------   -----------
  Tier II:
    Allowable portion of the reserve for
      possible credit losses...............     294,029       291,878
    Includable subordinated debt...........     327,350       327,350
    Mandatory convertible debt securities..     174,150       174,150
                                            -----------   -----------
        Total Tier II capital..............     795,529       793,378
                                            -----------   -----------
        Total risk-based capital........... $ 3,122,998   $ 3,091,977
                                            ===========    ==========
  Risk-adjusted assets..................... $23,214,636   $23,033,788
                                            ===========   ===========









                                                              20 of 44

                                  Regulatory   March 31    December 31
                                   Minimums      1994         1993
                                  ----------  ----------   -----------
 Tier I Capital/Risk-
   Adjusted Assets................   4.00%      10.03%         9.98%
 Total Risk-based Capital/
   Risk-Adjusted Assets...........   8.00%      13.45%        13.42%
 Tier I Capital/Average Total
   Assets less Goodwill
   (Leverage Ratio)...............   3.00%       7.07%         7.22%
                                  to 5.00%


     Stockholders' equity at March 31, 1994 was $2,764.0 million compared to $2,738.4 million at December 31, 1993. Changes during the first quarter of 1994 resulted from the following:

                                                          (millions)
                                                          ----------

  Balance, December 31, 1993.............................. $2,738.4
    Net income............................................    108.9
    Common Stock issued:
      Private placement--Santander exercise of warrants...     60.6
      Stock options and dividend reinvestment plan........      5.8
      Other...............................................      1.6
    Purchases of treasury stock...........................    (82.7)
    Dividends on Common and Preferred Stock...............    (38.7)
    Fair value adjustment--securities available for sale..    (33.0)
    Other.................................................      3.1
                                                           --------
  Balance, March 31, 1994................................. $2,764.0
                                                           ========

     The change in unrealized gains and losses on securities classified as available for sale is reported as a separate component of stockholders' equity, net of taxes, as noted above.

     Capital ratios were relatively unchanged at March 31, 1994, compared to December 31, 1993, primarily due to the retention of earnings, offset by a higher level of risk-adjusted assets. The decrease in the Company's Tier I leverage ratio from 7.22% at December 31, 1993 to 7.07% at March 31, 1994 was due primarily to a higher level of quarterly average total assets, which was only partially offset by the increase in stockholders' equity.














ASSET QUALITY                                                 21 of 44

Non-Performing Assets
- ---------------------
     Non-performing assets, which include non-accruing loans, restructured loans and OREO, net of the OREO reserve, were $457.1 million at March 31, 1994, compared to $494.7 million at December 31, 1993. The following table presents non-performing asset and contractually past due loan information at March 31, 1994 and December 31, 1993 (contractually past due loan amounts are not included in non-performing loan or non-performing asset totals).

    (thousands)                             March 31       December 31
    -----------                               1994            1993
    Non-performing assets (a):             ----------      -----------
      Non-accruing loans:
        Domestic:
          Real estate.....................  $155,801         $184,610
          Other...........................   178,794          168,487
        Foreign...........................    11,944           11,913
                                            --------         --------
          Total...........................   346,539          365,010
      Restructured loans..................     5,422           13,871
                                            --------         --------
        Total Non-Performing Loans........   351,961          378,881
      Other real estate owned:
        Foreclosed property...............    96,139          103,344
        In-substance foreclosures.........    15,430           19,145
                                            --------         --------
          Total...........................   111,569          122,489
        Less reserve......................    (6,391)          (6,622)
                                            --------         --------
          Net.............................   105,178          115,867
                                            --------         --------
            Total Non-Performing Assets...  $457,139         $494,748
                                            ========         ========
    Contractually past due but still
      accruing loans (b):
        Consumer..........................  $136,665         $133,112
        Other.............................     9,493            8,373
          Total Contractually Past Due      --------         --------
            But Still Accruing Loans......  $146,158         $141,485
                                            ========         ========

    Non-performing loans/loans (a)........    1.64%            1.77%
    Non-performing assets/loans
      and other real estate owned (a).....    2.12%            2.30%
    Reserve for possible credit losses/
      non-performing loans (a)............     170%             159%
    Reserve for possible credit losses/
      non-performing assets (a)...........     131%             122%

- -----------------
(a) Non-performing assets and non-performing loans exclude loans classified as contractually past due 90 days or more and still accruing, assets subject to FDIC loss-sharing provisions and assets classified as held for sale, which are included in other assets.

(b)  Accruing loans past due 90 days or more.

                                                              22 of 44

     Non-performing loans totaled $352.0 million at March 31, 1994, compared to $378.9 million at December 31, 1993. The decline in total non-performing loans primarily reflected charge-offs and repayments resulting from continuing workout and collection efforts, as well as a decreased volume of loans migrating to non-accrual status. Restructured loans were $5.4 million at March 31, 1994, down from $13.9 million at December 31, 1993. The decrease in restructured loans was primarily due to the return to accruing status of certain loans whose rates and terms are consistent with market rates and terms, where continued performance is expected and where a sufficient period of satisfactory performance by the borrowers in accordance with the modified terms has occurred.

     At March 31, 1994, OREO, net of a $6.4 million OREO reserve, totaled $105.2 million compared to $115.9 million at December 31, 1993. The March 31, 1994 balance consisted of foreclosed property of $96.1 million and in-substance foreclosures of $15.4 million.

     Loans that were 90 days or more past due but still accruing totaled $146.2 million compared to $141.5 million at December 31, 1993. Management's determination regarding the accrual of interest on these loans is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become non-performing assets or result in charge-offs in the future.

     In connection with the acquisition of assets from The Howard Savings Bank on October 2, 1992, the Company obtained certain assets subject to a loss-sharing arrangement with the FDIC. At March 31, 1994, such loans (classified as "segregated assets") totaled $200.5 million. The FDIC has agreed to assume 80 percent of the first $130 million of losses and associated expenses and 95 percent thereafter on segregated assets. The Company's total net exposure on such assets was approximately $14.3 million at March 31, 1994. First Fidelity's related reserve for possible losses was $6.0 million at March 31, 1994.

     The Company pursues an accelerated disposition approach for certain assets. Such assets (classified as "assets held for sale") increased from $88.4 million at December 31, 1993 to $90.9 million at March 31, 1994, including $10.5 million of additions related to the acquisition of Greenwich Financial Corporation in the first quarter of 1994. Assets held for sale are carried at the lower of adjusted cost or fair value.

     Neither segregated assets nor assets held for sale are included in the non-performing asset and contractually past due loan totals presented above.

     While the Company believes it has responded appropriately to the current economic environment, management remains sensitive to the evolving economic situation and its potential impact on asset quality and the reserve for possible credit losses.






Provision and Reserve for Possible Credit Losses              23 of 44
- ------------------------------------------------
     The following table presents information regarding the Company's provision and reserve for possible credit losses and charge-off experience.
                                                  Three Months Ended
                                                       March 31
                                                 --------------------
   (thousands)                                     1994        1993
   -----------                                   --------    --------
   Balance at beginning of period..............  $602,183    $610,353
   Provision...................................    24,000      45,000
   Charge-offs.................................   (41,531)    (61,458)
   Recoveries..................................     9,859      10,284
                                                 --------    --------
     Net charge-offs...........................   (31,672)    (51,174)
                                                 --------    --------
   Acquired reserves...........................     2,845        -
                                                 --------    --------
   Balance at end of period....................  $597,356    $604,179
                                                 ========    ========

     At March 31, 1994, the reserve for possible credit losses was $597.4 million, or 2.79% of total loans, compared to $602.2 million, or 2.82% of total loans, at December 31, 1993. The reserve was 170% of non-performing loans at March 31, 1994, compared to 159% at December 31, 1993.

     The provision for possible credit losses for the first quarter of 1994 was $24.0 million, compared to a first quarter 1993 provision of $45.0 million. The levels of the provision and reserve for possible credit losses are based on management's ongoing assessment of the Company's credit exposure and consideration of a number of relevant variables. These variables include prevailing and anticipated domestic and international economic conditions, assigned risk ratings on credit exposures, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, certain off balance sheet credit risks, the nature and level of non-performing assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management. The Company's risk rating system and the quarterly reporting process for problem and vulnerable credits are utilized by management in determining the adequacy of the Company's reserve for possible credit losses.

     Net charge-offs were $31.7 million in the first quarter of 1994, compared to $51.2 million in the first quarter of 1993. In the first quarter of 1994 and 1993, respectively, net charge-offs included $19.4 million and $25.6 million related to commercial borrowers, $2.9 million and $14.8 million in commercial real estate-related credits and $9.4 million and $10.8 million of consumer credits.







OREO Reserve                                                  24 of 44
- ------------
     The following table sets forth information regarding the Company's provision and reserve for OREO:

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
   (thousands)                                      1994        1993
   -----------                                     ------      ------
   Balance at beginning of period................  $6,622      $5,765
   Provision.....................................   3,250       6,800
   Acquired reserves.............................     456        -
   Charge-offs and write-downs...................  (3,937)     (5,563)
                                                   ------      ------
   Balance at end of period......................  $6,391      $7,002
                                                   ======      ======

     An OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of OREO properties between periodic appraisals, and for estimated selling costs.








































                                                              25 of 44
                      Part II - Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     First Fidelity's Annual Meeting of Shareholders was held on April
19, 1994.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     With respect to management's nominees, voting was as follows:
John Gilray Christy, For - 65,789,959, Against - 415,326; Gonzalo de
Las Heras, For - 65,775,359, Against - 429,926; E. James Ferland, For
- - 65,793,085, Against - 412,200; Arthur M. Goldberg, For - 65,781,662,
Against - 423,623; John R. Kennedy, For - 65,788,240, Against -
417,045; Joseph Neubauer, For - 65,792,043, Against - 413,255; Rebecca Stafford, For - 65,777,500, Against - 427,785; and Bernard C. Watson, For - 65,788,986, Against - 416,299. There were no abstentions or broker non-votes in connection with election of director nominees.

     Proxies also were solicited at the annual meeting for amendment of the Company's Stock Option and Restricted Stock Plan (the "Plan"). The amendments included: (i) an increase in the number of shares of the Company's Common Stock issuable pursuant to the Plan from 6,600,000 shares to 8,600,000 shares, (ii) the establishment of 258,000 shares as the maximum number of shares that may be granted to any employee during any calendar year and (iii) a requirement that a minimum target level of fully diluted earnings per share be attained as a condition for granting of certain deferred cash incentive awards to executives in connection with the Plan. Such proposal was adopted with 54,747,584 shares voting For, 10,870,970 shares voting Against, and 586,731 shares Abstaining (including 0 broker non-votes).

     In addition, proxies were solicited for approval of material performance standards under the Company's Annual Incentive Plan (the "Incentive Plan"). The proposal was designed to qualify payments made under the Incentive Plan as "performance-based compensation" under
Section 162(m) of the Internal Revenue Code of 1986, as amended. Such proposal was adopted with 59,722,749 shares voting For, 5,874,708 shares voting Against, and 607,828 shares Abstaining (including 0 broker non-votes).

     Proxies also were solicited at the annual meeting for ratification of KPMG Peat Marwick as independent auditors of the Company. The proposal was adopted with 65,683,339 shares voting For, 250,169 shares voting Against, and 271,777 shares Abstaining
(including 0 broker non-votes).

     In addition, a shareholder proposal, which management opposed, requesting the Company's Board of Directors to take certain actions with respect to the nominating of Directors was defeated, with 7,175,437 shares voting For, 52,383,954 shares voting Against, and 1,564,594 shares Abstaining (including 5,081,300 broker non-votes).



Item 6.  Exhibits and Reports on Form 8-K                     26 of 44
         --------------------------------

     (a)  Exhibits as required by Item 601 of Regulation S-K.

          (10) Amended and Restated First Fidelity Bancorporation
               Stock Option and Restricted Stock Plan.

          (11) Statement regarding computation of per share earnings.

          (28) Letter from the Company's independent accountants referred to in Paragraph (d) of Rule 10-01 of Regulation S-X.

     (b)  Reports on Form 8-K filed during the first quarter:

          During the quarter ended March 31, 1994, the Company filed a Current Report on Form 8-K, updating the Form 8-K dated May 4, 1993, pertaining to the acquisition of Northeast Bancorp, Inc.









































                                                              27 of 44
                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST FIDELITY BANCORPORATION






Wolfgang Schoellkopf
Vice Chairman
Chief Financial Officer
Date:  May 12, 1994






Anthony R. Burriesci
Executive Vice President
Corporate Controller
Date:  May 12, 1994