Form 10-Q
period 1994-06-30
FIRST FIDELITY BANCORPORATION /NJ/
filed 1994-08-12
CIK 823870

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q
(Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                June 30, 1994
                               ---------------------------------------
                                  or
[ ]            Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                   to
                              ------------------    ------------------
Commission File Number:                      1-9839
                       -----------------------------------------------

                     FIRST FIDELITY BANCORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         New Jersey                                22-2826775
- - ----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

2673 Main Street
P.O. Box 6980
Lawrenceville, NJ                                  08648
- - ----------------------------------------------------------------------
(Address of principal                             (Zip Code)
executive office)

                            (609)-895-6800
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


- - ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at July 31, 1994
- - -----------------------------             ----------------------------
Common Stock, $1.00 Par Value                   81,824,753  Shares



                                                                    2 of 35
                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
- - -----------------------------

FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Three Months Ended
                                                            June 30
                                                      --------------------
                                                        1994        1993
                                                      --------    --------
INTEREST INCOME
  Interest and fees on loans......................... $403,509    $382,994
  Interest on federal funds sold and securities
    purchased under agreements to resell.............      372       4,108
  Interest and dividends on securities:
    Taxable interest income..........................   97,481      93,104
    Tax-exempt interest income.......................    9,898      13,084
    Dividends........................................    1,422       1,092
  Interest on bank deposits..........................    7,322      17,470
  Interest on trading account securities.............    1,846       1,545
                                                      --------    --------
      Total Interest Income..........................  521,850     513,397
                                                      --------    --------
INTEREST EXPENSE
  Interest on:
    Deposits.........................................  144,154     157,057
    Short-term borrowings............................   13,577       7,381
    Long-term debt...................................   12,682       9,049
                                                      --------    --------
      Total Interest Expense.........................  170,413     173,487
                                                      --------    --------
        Net Interest Income..........................  351,437     339,910

Provision for possible credit losses.................   20,000      41,000
                                                      --------    --------
  Net Interest Income after Provision
    for Possible Credit Losses.......................  331,437     298,910
                                                      --------    --------
NON-INTEREST INCOME
  Trust Income.......................................   27,628      26,476
  Service charges on deposit accounts................   36,621      39,905
  Other service charges, commissions and fees........   25,337      21,453
  Trading revenue....................................      984       4,786
  Net securities transactions........................    4,726         194
  Other income.......................................    5,806       2,020
                                                      --------    --------
    Total Non-Interest Income........................  101,102      94,834
                                                      --------    --------
NON-INTEREST EXPENSE
  Salaries and benefits expense......................  118,883     117,005
  Occupancy expense..................................   28,443      26,791
  Equipment expense..................................   10,295      10,785
  Other expenses.....................................  108,362      99,268
                                                      --------    --------
    Total Non-Interest Expense.......................  265,983     253,849
                                                      --------    --------

                                                                    3 of 35

Income before income taxes...........................  166,556     139,895
Income taxes.........................................   54,963      41,967
                                                      --------    --------
Net Income...........................................  111,593      97,928
Dividends on Preferred Stock.........................    5,146       5,144
                                                      --------    --------
Net Income Applicable to Common Stock................ $106,447     $92,784
                                                      ========    ========
Per common share:
  Net income:
    Primary..........................................    $1.29       $1.15
    Fully diluted....................................     1.27        1.13


See accompanying notes to consolidated financial statements.












































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    4 of 35
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                   Six Months Ended
                                                            June 30
                                                     ---------------------
                                                        1994        1993
                                                     ---------   ---------
INTEREST INCOME
  Interest and fees on loans........................  $797,655    $754,901
  Interest on federal funds sold and securities
    purchased under agreements to resell............       490      10,937
  Interest and dividends on securities:
    Taxable interest income.........................   194,196     187,442
    Tax-exempt interest income......................    20,407      25,820
    Dividends.......................................     2,617       2,255
  Interest on bank deposits.........................    17,681      39,433
  Interest on trading account securities............     3,421       3,080
                                                     ---------   ---------
      Total Interest Income......................... 1,036,467   1,023,868
                                                     ---------   ---------
INTEREST EXPENSE
  Interest on:
    Deposits........................................   287,261     323,878
    Short-term borrowings...........................    24,057      14,777
    Long-term debt..................................    23,515      19,602
                                                     ---------   ---------
      Total Interest Expense........................   334,833     358,257
                                                     ---------   ---------
        Net Interest Income.........................   701,634     665,611

Provision for possible credit losses................    44,000      86,000
                                                     ---------   ---------
  Net Interest Income after Provision
    for Possible Credit Losses......................   657,634     579,611
                                                     ---------   ---------
NON-INTEREST INCOME
  Trust Income......................................    54,891      49,722
  Service charges on deposit accounts...............    73,905      75,673
  Other service charges, commissions and fees.......    49,032      40,077
  Trading revenue...................................     4,635       8,943
  Net securities transactions.......................     8,808       3,871
  Other income......................................    13,040       5,561
                                                     ---------   ---------
    Total Non-Interest Income.......................   204,311     183,847
                                                     ---------   ---------
NON-INTEREST EXPENSE
  Salaries and benefits expense.....................   241,022     224,951
  Occupancy expense.................................    60,377      55,342
  Equipment expense.................................    21,223      20,818
  Other expenses....................................   210,765     191,059
                                                     ---------   ---------
    Total Non-Interest Expense......................   533,387     492,170
                                                     ---------   ---------

Income before income taxes and cumulative effect of
  changes in accounting principles..................   328,558     271,288
Income taxes........................................   108,099      80,747
                                                     ---------   ---------
Income before cumulative effect of changes in
  accounting principles.............................   220,459     190,541

                                                                    5 of 35
Cumulative effect of changes in accounting
  principles, net of tax............................      -          2,373
                                                     ---------   ---------
Net Income..........................................   220,459     192,914
Dividends on Preferred Stock........................    10,277      10,388
                                                     ---------   ---------
Net Income Applicable to Common Stock...............  $210,182    $182,526
                                                     =========   =========
Per common share:
Primary
Income before cumulative effect of changes in
  accounting principles.............................     $2.54       $2.26
Cumulative effect of changes in accounting
  principles, net of tax............................       -           .03
Net income - primary................................      2.54        2.29

Fully diluted
Income before cumulative effect of changes in
  accounting principles.............................     $2.49       $2.21
Cumulative effect of changes in accounting
  principles, net of tax............................       -           .03
Net income - fully diluted..........................      2.49        2.24


See accompanying notes to consolidated financial statements.



































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    6 of 35
CONSOLIDATED STATEMENTS OF CONDITION

                                                      June 30      December 31
                                                       1994           1993
(thousands)                                         (unaudited)
                                                    -----------    -----------
ASSETS
Cash and due from banks............................  $1,765,962     $1,831,270
Interest-bearing time deposits.....................     441,899        979,769
Securities held to maturity........................   4,780,112      5,241,987
  (market value of $4,725,616 at June 30, 1994
  and $5,321,239 at December 31, 1993)
Securities available for sale......................   3,069,713      2,656,721
Trading account securities at market value.........     161,733        149,887
Federal funds sold and securities purchased under
  agreements to resell.............................     558,540         15,000
Loans, net of unearned income......................  21,608,066     21,386,911
  Less: Reserve for possible credit losses.........    (590,936)      (602,183)
                                                    -----------    -----------
    Net loans......................................  21,017,130     20,784,728
Premises and equipment.............................     402,914        404,208
Customers' acceptance liability....................     194,903        187,903
Other assets.......................................   1,515,400      1,511,112
                                                    -----------    -----------
      Total Assets................................. $33,908,306    $33,762,585
                                                    ===========    ===========
LIABILITIES
Deposits in domestic offices:
  Demand deposits..................................  $5,286,211     $5,347,007
  Savings/NOW deposits.............................   9,575,406      9,650,774
  Money market deposit accounts....................   3,687,910      3,893,130
  Other consumer time deposits.....................   8,284,684      8,637,296
  Corporate certificates of deposit................     355,636        398,435
Deposits in overseas offices.......................     252,299        216,380
                                                    -----------    -----------
    Total Deposits.................................  27,442,146     28,143,022
Short-term borrowings..............................   2,067,526      1,620,125
Acceptances outstanding............................     197,517        196,117
Other liabilities..................................     567,936        451,835
Long-term debt.....................................     812,877        613,058
                                                    -----------    -----------
      Total Liabilities............................  31,088,002     31,024,157


















                                                                    7 of 35
STOCKHOLDERS' EQUITY
Preferred stock....................................     230,344        230,422
Common stock ($1.00 par)
  Authorized: 150,000,000 shares
  Issued: 81,920,643 shares at June 30, 1994 and
    79,937,719 shares at December 31, 1993.........      81,921         79,938
Surplus............................................   1,253,818      1,202,373
Retained earnings..................................   1,258,737      1,227,368
Less treasury stock, at cost: 95,858 shares at
  June 30, 1994 and 36,714 shares
    at December 31, 1993...........................      (4,516)        (1,673)
                                                    -----------    -----------
      Total Common Stockholders' Equity............   2,589,960      2,508,006
                                                    -----------    -----------
      Total Stockholders' Equity...................   2,820,304      2,738,428
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity... $33,908,306    $33,762,585
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.








































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    8 of 35
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)         Six Months Ended
                                                              June 30
                                                      -------------------------
(thousands)                                               1994          1993
                                                      -----------   -----------
Cash flows from operating activities:
  Net income.........................................   $220,459      $192,914
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     44,000        86,000
  Depreciation, amortization and accretion...........     36,363        28,977
  Deferred income tax provision......................     27,524        (1,318)
  Gain on sale of assets.............................     (6,828)       (7,412)
  Net securities transactions (gains)................     (8,808)       (3,871)
  Proceeds from sales of trading account
    securities.......................................  5,084,239     4,261,459
  Purchases of trading account securities............ (5,092,353)   (4,182,793)
  (Increase) decrease in accrued interest receivable.     (3,081)       23,536
  Increase (decrease) in accrued interest payable....     42,066       (36,255)
  Change in current taxes payable....................     35,621       (37,667)
  Other, net.........................................    127,329       173,226
  Cumulative effect of changes in accounting
    principles, net of tax...........................       -           (2,373)
                                                      ----------    ----------
      Net cash provided by operating activities......    506,531       494,423

Cash flows from investing activities:
  Proceeds from maturities of securities
    held to maturity.................................  1,439,318     2,608,239
  Purchases of securities held to maturity...........   (936,070)   (2,829,181)
  Proceeds from sales of securities available
    for sale.........................................    497,067        96,340
  Proceeds from maturities of securities
    available for sale...............................    408,296          -
  Purchases of securities available for sale......... (1,396,346)         -
  Net (disbursements) from lending activities........   (129,033)       (7,762)
  Purchases of premises and equipment................    (31,043)      (35,527)
  Proceeds from sales of premises and equipment......      6,378         6,409
  Net change in acceptances..........................     (5,600)       (6,451)
  Net cash on acquisitions...........................     49,454       641,861
                                                      ----------    ----------
      Net cash (used in)/provided by
        investing activities.........................    (97,579)      473,928

Cash flows from financing activities:
  Change in demand, savings/NOW, and money market
    deposits.........................................   (546,401)   (1,379,920)
  Change in corporate certificates of deposit and
    deposits in overseas offices.....................     (6,880)      (68,436)
  Change in other consumer time deposits.............   (469,920)     (933,827)
  Change in short-term borrowings....................    442,503       (99,279)
  Issuance of long-term debt.........................    200,000       150,000
  Payments on long-term debt.........................       (181)      (68,291)
  Purchases of treasury stock........................   (144,634)      (11,378)
  Issuance of common stock...........................    134,303        99,674
  Dividends paid.....................................    (77,380)      (62,509)
                                                      ----------    ----------
      Net cash (used in) financing activities........   (468,590)   (2,373,966)
                                                      ----------    ----------

                                                                    9 of 35

      Net change in cash and cash equivalents........    (59,638)   (1,405,615)
      Cash and cash equivalents at beginning
        of period (A)................................  2,826,039     5,287,115
                                                      ----------    ----------
      Cash and cash equivalents at end
        of period (A)................................ $2,766,401    $3,881,500
                                                      ==========    ==========

Supplemental disclosures:
  Total amount of interest paid for the period.......   $292,767      $394,512
                                                      ==========    ==========
  Total amount of income taxes paid for
    the period.......................................    $99,196       $69,532
                                                      ==========    ==========
  Total amount of loans transferred to OREO..........    $23,194       $63,622
                                                      ==========    ==========


(A) Reconciliation:                     June 30               December 31
                                 ----------------------  ----------------------
                                    1994        1993        1993        1992
                                 ----------  ----------  ----------  ----------
Cash and due from banks......... $1,765,962  $1,735,900  $1,831,270  $1,913,177
Interest-bearing time deposits..    441,899   1,550,600     979,769   2,635,938
Federal funds sold and
  securities purchased under
  agreements to resell..........    558,540     595,000      15,000     738,000
                                 ----------  ----------  ----------  ----------
Total cash and cash
  equivalents................... $2,766,401  $3,881,500  $2,826,039  $5,287,115
                                 ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.


























                                                              10 of 35

         SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 1994 and June 30, 1993 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with First Fidelity Bancorporation's ("First Fidelity" or "the Company" herein) 1993 Annual Report on Form 10-K.

(2) Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options and warrants, using the treasury stock method. Primary earnings per share also reflect provisions for dividend requirements on all outstanding shares of the Company's preferred stock.

     Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options and warrants using the treasury stock method. Fully diluted earnings per share also reflect provisions for dividend requirements on non-convertible preferred stock.

Item 2
- - ------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1993 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of results to be attained for any other period.

Summary
- - -------
     First Fidelity recorded net income of $111.6 million, or $1.29 per common share on a primary basis and $1.27 per common share on a fully-diluted basis, for the second quarter of 1994. These results compare to net income of $97.9 million or $1.15 per common share on a primary basis and $1.13 per common share on a fully-diluted basis for the second quarter of 1993.

     The earnings improvement for the current quarter, compared to the second quarter of 1993, resulted from a lower provision for possible credit losses, stronger net interest income, and higher non-interest income, partly offset by an increased provision for income taxes and higher non-interest expenses. The provision for possible credit losses was $20.0 million in the second quarter of 1994, down from $41.0 million in the second quarter of 1993, reflecting management's evaluation of the adequacy of the level of the reserve for possible credit losses in light of improving asset quality trends, current

                                                              11 of 35

economic conditions, the continued decline in non-performing loans and lower charge-offs. Non-performing assets totaled $421.6 million at June 30, 1994, compared to $665.9 million at June 30, 1993. Net interest income increased $11.5 million to $351.4 million as a result of increased earning assets, due primarily to acquisitions during the last half of 1993. This increase in earning assets was partially offset by a slight reduction in net interest margin, reflecting, in part, recent acquisitions.

     Return on average stockholders' equity for the current quarter was 16.24% compared to 16.33% for the second quarter of last year. Return on average common stockholders' equity was 16.90% in the current quarter as compared to 17.11% for the same period of 1993. Return on average assets for the second quarter of 1994 improved to 1.35%, compared to 1.26% a year earlier.

     Net income for the six months ended June 30, 1994 was $220.5 million, or $2.54 per common share on a primary basis and $2.49 on a fully-diluted basis, compared to net income before the cumulative effect of changes in accounting principles of $190.5 million, or $2.26 per common share on a primary basis and $2.21 on a fully-diluted basis, for the first half of 1993.

     During the quarter, the Company continued to pursue its strategy of making acquisitions of banks, bank branches and other financial institutions located in the Company's market area or in contiguous markets. On May 12, 1994, the Company completed its acquisition of The Savings Bank of Rockland County ($184 million in assets), and in mid-June, the Company established a presence in Maryland by acquiring 4 branches of the John Hanson Federal Savings Bank from the Resolution Trust Corporation. In addition, in July 1994 the Company entered into an agreement to acquire First State Bank in Wilmington, Delaware ($38 million in assets), for $7 million in cash. Subject to receipt of regulatory and shareholder approvals, the pending cash acquisitions of Mid-Hudson Savings Bank FSB ($504 million in assets) for $56 million and The Bank of Baltimore ($2.1 billion in assets) for $346 million are expected to close before the end of 1994. The pending acquisitions will generate approximately $250 million of goodwill.
The consequent effect on regulatory capital ratios is expected to be partly offset by earnings retention during the remainder of 1994. As a result, the Company's capital ratios are expected to be impacted by less than 100 basis points as of December 31, 1994. The Company expects that all First Fidelity entities will continue to significantly exceed the "well capitalized" criteria.

     Each of the recent and pending acquisitions described above is expected to have an additive effect on earnings per share within 18 months of its consummation, assuming the absence of significant adverse economic conditions. These acquisitions are not expected to have a material adverse impact on liquidity.

     First Fidelity expects to continue to pursue opportunities to acquire depository institutions, financial service companies, thrift or savings type associations and related companies based generally in markets in which the Company presently operates or in markets in proximity to one of First Fidelity's then existing markets. The Company contemplates that any such acquisition would be financed


                                                              12 of 35

through working capital and/or the issuance of equity and debt securities.

Capital Markets:

     As of July 31, 1994, the Company had acquired a total of 2.9 million shares in 1994 pursuant to the open market repurchase program (exclusive of shares acquired to fund certain benefit plans) authorized by the Board of Directors in 1993 and 1994, at an average price of $44.77 per share.

     During the second quarter of 1994, Santander exercised the final tranche of its warrants pursuant to its Investment Agreement with the Company by acquiring 2,376,250 shares of First Fidelity Common Stock at $25.50 per share. Fully-diluted shares outstanding averaged 86,448,152 in the first quarter of 1994 and 86,054,920 in the second quarter.

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

     In July 1994, a United States Senate and House Conference Committee agreed upon the terms of a bill which would authorize nationwide interstate branching and interstate bank acquisitions one year after enactment. The bill would allow states to opt out of interstate branching provisions. Although it is uncertain what provisions the final law, if any, will have, the Company anticipates that, in the event that a law in the form approved by the joint committee is enacted, there may very well be further consolidation in the banking industry.

                         RESULTS OF OPERATIONS

Net Interest Income
- - -------------------
     The following tables reflect the significant components of net interest income for the three and six month periods ended June 30, 1994 and 1993.











FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   13 of 35
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended June 30, 1994
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,556,205  $116,695    7.04%
    Installment.................................   5,843,489   120,645    8.28
    Mortgage....................................   8,761,909   166,908    7.62
  Loans in overseas offices.....................     111,460     1,653    5.95
                                                 -----------  --------
      Total Loans...............................  21,273,063   405,901    7.61
  Taxable mortgage-backed securities (3)........   4,517,227    60,295    5.34
  Other taxable securities......................   2,786,906    38,723    5.56
  Tax-exempt securities.........................     557,346    14,492   10.40
  Time deposits with banks......................     567,636     7,322    5.10
  Federal funds sold and securities
    purchased under agreements to resell........      32,459       372    4.54
  Trading account...............................     155,721     2,085    5.36
                                                 -----------  --------
        Total Earning Assets....................  29,890,358   529,190    7.07
Reserve for possible credit losses..............    (607,085)
Cash and due from banks.........................   1,866,853
Other assets....................................   2,084,941
                                                 -----------
          Total Assets.......................... $33,235,067
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $5,108,316
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   9,613,544    45,339    1.89
  Money market deposit accounts.................   3,755,634    21,219    2.27
  Other consumer time deposits..................   8,348,766    72,344    3.48
  Corporate certificates of deposit.............     342,750     3,211    3.76
  Deposits in overseas offices..................     228,686     2,041    3.53
  Short-term borrowings.........................   1,499,927    13,577    3.58
  Long-term debt................................     812,967    12,682    6.24
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  24,602,274   170,413    2.78
Other liabilities...............................     767,493
Preferred stockholders' equity..................     230,417
Common stockholders' equity.....................   2,526,567
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $33,235,067   170,413
                                                 ===========  --------
Net interest income/spread......................              $358,777    4.29
                                                              ========
Net interest margin.............................                          4.78

Tax equivalent adjustment.......................                $7,340
                                                              ========





                                                                   14 of 35

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   15 of 35
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended June 30, 1993
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,758,986  $126,963    7.43%
    Installment.................................   5,454,755   113,692    8.36
    Mortgage....................................   6,956,299   143,790    8.27
  Loans in overseas offices.....................     119,287     1,179    3.96
                                                 -----------  --------
      Total Loans...............................  19,289,327   385,624    7.97
  Taxable mortgage-backed securities (3)........   4,168,996    65,272    6.26
  Other taxable securities......................   1,833,596    29,072    6.34
  Tax-exempt securities.........................     669,550    18,636   11.13
  Time deposits with banks......................   1,540,243    17,470    4.49
  Federal funds sold and securities
    purchased under agreements to resell........     523,348     4,108    3.11
  Trading account...............................     157,382     1,593    4.05
                                                 -----------  --------
        Total Earning Assets....................  28,182,442   521,775    7.39
Reserve for possible credit losses..............    (663,730)
Cash and due from banks.........................   1,678,397
Other assets....................................   1,997,138
                                                 -----------
          Total Assets.......................... $31,194,247
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $4,658,296
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   8,144,337    44,373    2.19
  Money market deposit accounts.................   4,035,767    24,992    2.48
  Other consumer time deposits..................   8,918,379    82,447    3.71
  Corporate certificates of deposit.............     456,051     3,492    3.07
  Deposits in overseas offices..................     225,240     1,753    3.08
  Short-term borrowings.........................   1,067,923     7,381    2.73
  Long-term debt................................     549,988     9,049    6.58
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  23,397,685   173,487    2.97
Other liabilities...............................     732,991
Preferred stockholders' equity..................     230,803
Common stockholders' equity.....................   2,174,472
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $31,194,247   173,487
                                                 ===========  --------
Net interest income/spread......................              $348,288    4.42
                                                              ========
Net interest margin.............................                          4.92

Tax equivalent adjustment.......................                $8,378
                                                              ========





                                                                   16 of 35

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   17 of 35
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Six months ended June 30, 1994
                                                             Interest  Average
                                                  Average    Income/  Interest
ASSETS                                            Balance    Expense    Rate
Earning Assets (2)                              -----------  --------  -------
  Loans in domestic offices
    Commercial.................................  $6,659,343   $232,009    6.93%
    Installment................................   5,814,153    238,636    8.28
    Mortgage...................................   8,635,904    328,669    7.61
  Loans in overseas offices....................     113,924      3,108    5.50
                                                -----------  ---------
      Total Loans..............................  21,223,324    802,422    7.57
  Taxable mortgage-backed securities (3).......   4,642,072    123,619    5.33
  Other taxable securities.....................   2,667,550     73,438    5.51
  Tax-exempt securities........................     560,179     29,777   10.63
  Time deposits with banks.....................     718,469     17,681    4.89
  Federal funds sold and securities
    purchased under agreements to resell.......      25,392        490    3.84
  Trading account..............................     153,654      3,737    4.86
                                                -----------  ---------
        Total Earning Assets...................  29,990,640  1,051,164    7.02
Reserve for possible credit losses.............    (610,105)
Cash and due from banks........................   1,848,340
Other assets...................................   2,077,906
                                                -----------
          Total Assets......................... $33,306,781
                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits................................  $5,254,090
                                                -----------
Interest-bearing Liabilities
  Savings/NOW deposits.........................   9,699,886     89,812    1.87
  Money market deposit accounts................   3,737,819     42,162    2.27
  Other consumer time deposits.................   8,309,133    145,465    3.53
  Corporate certificates of deposit............     358,139      6,143    3.46
  Deposits in overseas offices.................     221,617      3,679    3.30
  Short-term borrowings........................   1,464,449     24,057    3.27
  Long-term debt...............................     777,703     23,515    6.05
                                                -----------  ---------
    Total Interest-bearing Liabilities.........  24,568,746    334,833    2.74
Other liabilities..............................     734,685
Preferred stockholders' equity.................     230,419
Common stockholders' equity....................   2,518,841
                                                -----------  ---------
      Total Liabilities and
        Stockholders' Equity................... $33,306,781    334,833
                                                ===========  ---------
Net interest income/spread.....................               $716,331    4.28
                                                             =========
Net interest margin............................                           4.78

Tax equivalent adjustment......................                $14,697
                                                             =========





                                                                   18 of 35

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   19 of 35
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Six months ended June 30, 1993
                                                              Interest  Average
                                                  Average     Income/  Interest
ASSETS                                            Balance     Expense    Rate
Earning Assets (2)                              -----------  ---------  -------
  Loans in domestic offices
    Commercial.................................  $6,481,522   $246,079    7.55%
    Installment................................   5,403,102    230,042    8.59
    Mortgage...................................   6,688,529    281,628    8.42
  Loans in overseas offices....................     119,330      2,789    4.71
                                                -----------  ---------
      Total Loans..............................  18,692,483    760,538    8.14
  Taxable mortgage-backed securities (3).......   4,024,406    132,300    6.57
  Other taxable securities.....................   1,807,912     57,755    6.39
  Tax-exempt securities........................     685,174     36,961   10.79
  Time deposits with banks.....................   1,756,714     39,433    4.46
  Federal funds sold and securities
    purchased under agreements to resell.......     688,263     10,937    3.16
  Trading account..............................     153,018      3,188    4.17
                                                -----------  ---------
        Total Earning Assets...................  27,807,970  1,041,112    7.49
Reserve for possible credit losses.............    (646,123)
Cash and due from banks........................   1,622,146
Other assets...................................   1,908,025
                                                -----------
          Total Assets......................... $30,692,018
                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits................................  $4,585,594
                                                -----------
Interest-bearing Liabilities
  Savings/NOW deposits.........................   7,955,629     91,933    2.33
  Money market deposit accounts................   3,903,449     50,433    2.61
  Other consumer time deposits.................   8,956,358    171,502    3.86
  Corporate certificates of deposit............     430,204      6,553    3.07
  Deposits in overseas offices.................     218,714      3,457    3.16
  Short-term borrowings........................   1,078,249     14,777    2.74
  Long-term debt...............................     565,371     19,602    6.93
                                                -----------  ---------
    Total Interest-bearing Liabilities.........  23,107,974    358,257    3.12
Other liabilities..............................     653,357
Preferred stockholders' equity.................     231,467
Common stockholders' equity....................   2,113,626
                                                -----------  ---------
      Total Liabilities and
        Stockholders' Equity................... $30,692,018    358,257
                                                ===========  ---------
Net interest income/spread.....................               $682,855    4.37
                                                             =========
Net interest margin............................                           4.90

Tax equivalent adjustment......................                $17,244
                                                             =========





                                                                   20 of 35

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



















































                                                                   21 of 35

     Taxable-equivalent net interest income for the second quarter of 1994 was $358.8 million, compared to $348.3 million for the second quarter of 1993. The increase was primarily due to higher average earning assets, partially offset by a slight decrease in net interest margin. Average earning assets increased to $29.9 billion in the second quarter of 1994 from $28.2 billion in the second quarter of 1993. Net interest margin decreased to 4.78% from 4.92% in the second quarter of 1993. The increase in average earning assets was largely the result of higher average total loans, other taxable securities and taxable mortgage-backed securities, partially offset by reductions in time deposits with banks and federal funds sold and securities repurchased under agreements to resell. Increases in average mortgage and installment loans resulted from acquisitions and from growth in selected categories, partially offset by prepayments and normal paydowns. The 14 basis point decline in the net interest margin from the second quarter of 1993 to the second quarter of 1994 was primarily due to refinancings of higher rate loans at lower rates, maturing higher yielding assets being replaced by lower yielding assets and the integration of acquired banks (which generally had been operating with lower net interest margins), partly offset by a decline in average rates paid on interest-bearing liabilities.

     Core deposits (demand deposits, savings and NOW accounts, money market deposits and other consumer time deposits) averaged $26.8 billion in the second quarter of 1994, compared to $25.8 billion for the same quarter of 1993. The increase was attributable to acquisitions, partially offset by deposit run-off, which, in the Company's view, has been moderating.

     For the six months ended June 30, 1994, taxable-equivalent net interest income was $716.3 million compared to $682.9 million for the first six months of 1993. The increase was attributable to the factors noted above for the second quarter. The net interest margin declined 12 basis points from the first half of 1993 to the first half of 1994, due to the factors noted above.

     Core deposits averaged $27.0 billion in the first six months of 1994, compared to $25.4 billion for the first half of 1993. This increase was attributable to acquisitions, partially offset by deposit run-off, as described above.

     The Company raised its prime rate to 6.75% in mid-April, 1994, and to 7.25% in late May, 1994, in response to the rising interest rate environment. Net interest income is expected to fluctuate as a result of the somewhat lower net interest margin and changes in the level of earning assets.

Non-Interest Income
- - -------------------
     Non-interest income was $101.1 million for the second quarter of 1994, compared to $94.8 million for the same quarter of 1993. Service charges on deposit accounts declined to $36.6 million in the second quarter of 1994 from $39.9 million for the second quarter of 1993. An increase in customers' average deposit balances resulting from the introduction of new products in April, 1994 has reduced certain service charges. The decline in service charges on deposit accounts was partially offset by an increase in other service charges, commissions and fees, reflecting increased sales of fee-generating
                                                              22 of 35

products and services. Other service charges, commissions and fees were $25.3 million, up $3.9 million, or 18%, compared to the same quarter in 1993, primarily as a result of increased revenues from credit card services and commission income earned on branch-based annuity and mutual fund sales. The $3.8 million increase in other income resulted primarily from net gains on the sale of various assets.

     For the six months ended June 30, 1994, non-interest income was $204.3 million compared to $183.8 million for the six months ended June 30, 1993. Trust income increased to $54.9 million in the first six months of 1994 from $49.7 million for the same period of 1993, primarily as a result of acquisitions and trust marketing campaigns. Other service charges, commissions and fees increased to $49.0 million in the first half of 1994 from $40.1 million for the first half of 1993, largely due to the factors noted above. Other income increased $7.5 million, primarily as a result of net gains on the sale of various assets.

Non-Interest Expense
- - --------------------
     In July, 1993, First Fidelity and Bankers Trust Company formed a bank service corporation, Global Processing Alliance, Inc. ("GPA"), which is primarily involved in providing check-processing and related services, and is 50%-owned by each company. As of January, 1994, GPA became operational and as a result, First Fidelity's check-processing expenses, which were previously reflected in individual expense categories (i.e., salaries and benefits, occupancy, equipment and other expenses), are now reported in "other expenses". Total non-interest expense increased $12.1 million, or 5%, in the second quarter of 1994 compared to the same quarter in 1993. Salaries and benefits expense was $118.9 million in the second quarter of 1994, an increase of $1.9 million, or 2%, from the prior year's level for the same quarter, primarily reflecting additional personnel expenses associated with acquisitions. Occupancy expense increased $1.7 million, or 6%, compared to the second quarter of 1993, due primarily to acquisitions. Other expenses for the second quarter of 1994 increased $9.1 million, or 9%, from the prior year's second quarter. The increase in other expenses primarily resulted from the reclassification of check-processing expenses as noted above. In addition, there was a reduction within the other expense category related to other real estate owned ("OREO") of $4.5 million from the 1993 second quarter, while the amortization of intangibles increased by $2.6 million over the prior year's second quarter, to $10.0 million, due to recent acquisitions. As previously noted, the pending acquisitions (primarily The Bank of Baltimore) are expected to result in an increase in goodwill and the related amortization expense.

     Total non-interest expense for the six months ended June 30, 1994 was $533.4 million, compared to $492.2 million for the six months ended June 30, 1993. Salaries and benefits expense for the first half of 1994 was $241.0 million compared to $224.9 million for the same period in 1993. The $16.1 million, or 7%, increase largely reflects additional staffing costs associated with recent acquisitions. Occupancy expense increased $5.0 million, or 9%, compared to the first half of 1993, due primarily to acquisitions. Other expenses increased from $191.1 million for the first half of 1993 to $210.8 million for the first six months of 1994, or 10%. The changes in other expenses

                                                              23 of 35

were composed primarily of the factors mentioned in the previous paragraph.

     Productivity continues to benefit from the progressing integration of the banks acquired in 1993 and early 1994. First Fidelity currently is undertaking a Company-wide effort to reduce non-staff expenses, with a view to shifting resources from general overhead to marketing and product initiatives. The Company also has begun a review of its branch and ATM network with the aim of optimizing customer convenience while maximizing the network's cost effectiveness.

Income Taxes
- - ------------
     Income taxes increased to $55.0 million in the second quarter of 1994 from $42.0 million in the second quarter of 1993. Income taxes for the six months ended June 30, 1994 increased to $108.1 million from $80.7 million for the six months ended June 30, 1993. The effective tax rates for the six months ended June 30, 1994 and 1993 were 32.9% and 29.8%, respectively. For the three and six month periods ended June 30, 1994, the increase over the corresponding periods of 1993 resulted primarily from the higher level of pre-tax income. Other factors affecting the increase were the higher federal income tax rate and a lower level of tax-exempt income.

                          FINANCIAL CONDITION
Liquidity and Funding
- - ---------------------
     During the first half of 1994, the Company continued its program of utilizing excess liquidity by investing in new assets and by repurchasing its Common shares in the open market. Total assets increased by $145.7 million, from $33,763 million at December 31, 1993 to $33,908 million at June 30, 1994. Total loans increased $221.1 million, securities decreased $37.0 million, money market assets increased by $5.7 million, cash and due from banks decreased $65.3 million and all other assets increased by $10.0 million.

     Core deposits were $26.8 billion at June 30, 1994, a decrease of $694.0 million from December 31, 1993. The decrease was primarily due to the run-off of Certificates of Deposit, partially offset by core deposits acquired in recent acquisitions. In addition, short-term borrowings increased $447.4 million, all other liabilities increased $117.5 million and long-term debt increased $199.8 million.

      The Company's ratio of core deposits to total loans was 124% at June 30, 1994, compared to 129% at December 31, 1993. The decrease was the result of a slightly higher level of total loans and a slightly lower level of core deposits.

     In addition to core deposits and long-term debt, the Company has other potential sources of liquidity, including its ability to enter into repurchase agreements, primarily using investment securities as collateral. Management believes that First Fidelity's liquidity position continues to be more than adequate, based on its levels of cash, cash equivalents and core deposits, the stability of its other funding sources and the support provided by its capital base.



                                                              24 of 35

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At June 30, 1994, cash and cash equivalents were $2.8 billion, a decrease of $59.6 million (2%) from December 31, 1993. Financing activities absorbed $468.6 million in cash and cash equivalents. This was primarily the result of a decline in core deposits since December 31, 1993, partly offset by an increase in short-term borrowings. In addition, the Company increased its long-term debt during the first half of 1994 by $199.8 million from December 31, 1993, by issuing floating rate senior notes. Operating activities provided $506.5 million of cash and cash equivalents for the six months ended June 30, 1994. Cash and cash equivalents of $97.6 million were used in investing activities.

     As part of its management objective of maintaining essentially neutral interest rate sensitivity, the Company employed for hedging purposes $5.3 billion (notional value) of swaps at June 30, 1994, compared to $4.3 billion (notional value) at December 31, 1993. First Fidelity also increased its eurodollar futures contracts from $750 million (notional value) at December 31, 1993 to $2.4 billion (notional value) at June 30, 1994. Such short-term contracts are an efficient means of hedging the rollover of a portion of the Company's short-term money market assets.

     Due to the natural maturity gap structure of First Fidelity's core balance sheet items, substantially all of the Company's interest rate swaps and futures contracts are structured such that the Company receives fixed rates and pays floating rates. Through this mechanism, the Company's net interest income is essentially insensitive to changes in interest rates within reasonable ranges (i.e., plus or minus 200 basis points). Consequently, as the earnings contributed by certain "on balance sheet" items increases, the contribution to net interest income of the interest rate swaps and futures positions decreases. Net interest income from hedging activities (interest rate swaps and futures positions) was $26.5 million in the second quarter of 1994, down from $36.5 million for the same period in 1993. Net interest income from interest rate swaps and futures positions may continue to decline for the remaining quarters of 1994.

Capital
- - -------
     The Federal Reserve Board (the "FRB") measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' implementing rule under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%, Total Risk-Based Ratio, 10.0% and Tier I Leverage Ratio, 5.0%. At December 31, 1993 and June 30, 1994, the Company and all of its subsidiary banks reported capital ratios in excess of these minimum percentages. As previously mentioned, although the pending acquisitions will affect capital levels, all First Fidelity companies are expected to retain their "well capitalized" status.


                                                              25 of 35

     The following table presents information regarding the Company's risk-based capital at June 30, 1994 and December 31, 1993, calculated using the FRB guidelines.

                                             June 30      December 31
 (thousands)                                   1994          1993
 -----------                               -----------    -----------
 Tier I:
   Common stockholders' equity
     (excluding fair value adjustment).... $ 2,618,288    $ 2,480,711
   Qualifying perpetual
     preferred stock......................     230,344        230,422
   Less: goodwill and other intangibles...    (466,826)      (412,534)
                                           -----------    -----------
       Total Tier I capital...............   2,381,806      2,298,599
 Tier II:                                  -----------    -----------
   Allowable portion of the reserve for
     possible credit losses...............     295,448        291,878
   Includable subordinated debt...........     300,000        327,350
   Mandatory convertible debt securities..     174,150        174,150
                                           -----------    -----------
       Total Tier II capital..............     769,598        793,378
                                           -----------    -----------
       Total risk-based capital........... $ 3,151,404    $ 3,091,977
                                           ===========    ===========

 Risk-adjusted assets..................... $23,335,689    $23,033,788
                                           ===========    ===========


                                  Regulatory   June 30     December 31
                                   Minimums      1994         1993
                                  ----------  ----------   -----------
 Tier I Capital/Risk-
   Adjusted Assets................   4.00%      10.20%         9.98%
 Total Risk-based Capital/
   Risk-Adjusted Assets...........   8.00%      13.50%        13.42%
 Tier I Capital/Average Total
   Assets less Goodwill
   (Leverage Ratio)...............   3.00%       7.27%         7.22%
                                  to 5.00%


















                                                              26 of 35

     Stockholders' equity at June 30, 1994 was $2,820.3 million compared to $2,738.4 million at December 31, 1993. Changes during the first six months of 1994 resulted from the following:

                                                          (millions)
                                                          ----------
  Balance, December 31, 1993.............................. $2,738.4
    Net income............................................    220.5
    Common Stock issued:
      Private placement--Santander exercise of warrants...    121.2
      Stock options and dividend reinvestment plan........     13.1
      Other...............................................      1.6
    Purchases of treasury stock...........................   (144.6)
    Dividends on Common and Preferred Stock...............    (77.4)
    Fair value adjustment--securities available for sale..    (55.6)
    Other.................................................      3.1
                                                           --------
  Balance, June 30, 1994.................................. $2,820.3
                                                           ========


     The change in unrealized gains and losses on securities classified as available for sale was reported as a separate component of stockholders' equity, net of taxes, as noted above.

     The increase in capital ratios at June 30, 1994, compared to December 31, 1993, was primarily due to the retention of earnings, partially offset by a higher level of risk-adjusted assets. The issuance of additional Common Stock was more than offset by purchases of treasury stock. The increase in the Company's Tier I leverage ratio from 7.22% at December 31, 1993 to 7.27% at June 30, 1994 was due primarily to the increase in stockholders' equity, partially offset by a higher level of quarterly average total assets.


























ASSET QUALITY                                                 27 of 35

Non-Performing Assets
- - ---------------------
     Non-performing assets, which include non-accruing loans, restructured loans, and OREO, net of the OREO reserve, were $421.6 million at June 30, 1994, compared to $494.7 million at December 31, 1993. The following table presents non-performing asset and contractually past due loan information at June 30, 1994 and December 31, 1993 (contractually past due loan amounts are not included in non-performing loan or non-performing asset totals).

    (thousands)                             June 30        December 31
    -----------                              1994             1993
    Non-performing assets (a):             ----------      -----------
      Non-accruing loans:
        Domestic:
          Real estate.....................  $129,287         $184,610
          Other...........................   176,208          168,487
        Foreign...........................    12,225           11,913
                                            --------         --------
            Total.........................   317,720          365,010
      Restructured loans..................     8,631           13,871
                                            --------         --------
        Total Non-Performing Loans........   326,351          378,881
      Other real estate owned:
        Foreclosed property...............    95,413          103,344
        In-substance foreclosures.........     7,803           19,145
                                            --------         --------
          Total...........................   103,216          122,489
        Less reserve......................    (8,016)          (6,622)
                                            --------         --------
          Net.............................    95,200          115,867
                                            --------         --------
            Total Non-Performing Assets...  $421,551         $494,748
                                            ========         ========
      Contractually past due but still
        accruing loans (b):
          Consumer........................  $136,797         $133,112
          Other...........................     5,047            8,373
            Total Contractually Past Due    --------         --------
              But Still Accruing Loans....  $141,844         $141,485
                                            ========         ========

    Non-performing loans/loans (a)........    1.51%            1.77%
    Non-performing assets/loans
      and other real estate owned (a).....    1.94%            2.30%
    Reserve for possible credit losses/
      non-performing loans (a)............     181%             159%
    Reserve for possible credit losses/
      non-performing assets (a)...........     140%             122%

- - -----------------

(a) Non-performing assets and non-performing loans exclude loans classified as contractually past due 90 days or more and still accruing, assets subject to FDIC loss-sharing provisions and assets classified as held for sale, which are included in other assets.
(b)  Accruing loans past due 90 days or more.

                                                              28 of 35

     Non-performing loans were $326.4 million at June 30, 1994, compared to $378.9 million at December 31, 1993. The decline in total non-performing loans primarily reflected payments and charge-offs resulting from continuing workout and collection efforts. In addition, the Company experienced a decreased volume of loans migrating to non-accrual status during 1994.

     At June 30, 1994, OREO, net of an $8.0 million OREO reserve, was $95.2 million compared to $115.9 million at December 31, 1993. The June 30, 1994 balance consisted of foreclosed property of $95.4 million and in-substance foreclosures of $7.8 million.

     Loans that were 90 days or more past due but still accruing totaled $141.8 million compared to $141.5 million at December 31, 1993. Management's determination regarding the accrual of interest on these loans is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become non-performing assets or result in charge-offs in the future.

     In connection with the acquisition of assets from The Howard Savings Bank on October 2, 1992, the Company obtained certain assets subject to a loss-sharing arrangement with the FDIC. The Company's total net exposure on such assets was approximately $6.6 million at June 30, 1994, net of a $6.1 million reserve for possible losses.

     The Company pursues an accelerated disposition approach for certain assets. Such assets (classified as "assets held for sale") decreased from $88.4 million at December 31, 1993 to $65.1 million at June 30, 1994, despite $15.5 million of additions in the first half of 1994 related to the acquisitions of Greenwich Financial Corporation and Rockland. Assets held for sale are carried at the lower of adjusted cost or fair value.

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
















Provision and Reserve for Possible Credit Losses              29 of 35
- - ------------------------------------------------
     The following table presents information regarding the Company's provision and reserve for possible credit losses and charge-off experience.
                           Three Months Ended      Six Months Ended
                                June 30                June 30
                           -------------------   --------------------
   (thousands)               1994       1993       1994        1993
   -----------             --------   --------   --------    --------
   Balance at beginning
    of period............  $597,356   $604,179   $602,183    $610,353
   Provision.............    20,000     41,000     44,000      86,000
   Charge-offs...........   (39,139)   (61,035)   (80,670)   (122,493)
   Recoveries............     9,999     11,732     19,858      22,016
                           --------   --------   --------    --------
     Net charge-offs.....   (29,140)   (49,303)   (60,812)   (100,477)
                           --------   --------   --------    --------
   Acquired reserves.....     2,720     61,014      5,565      61,014
                           --------   --------   --------    --------
   Balance at end of
    period...............  $590,936   $656,890   $590,936    $656,890
                           ========   ========   ========    ========

     At June 30, 1994, the reserve for possible credit losses was $590.9 million, or 2.73% of total loans, compared to $602.2 million, or 2.82% of total loans, at December 31, 1993. The reserve was 181% of non-performing loans at June 30, 1994, compared to 159% at December 31, 1993.

     The provision for possible credit losses for the second quarter of 1994 was $20.0 million, compared to a second quarter 1993 provision of $41.0 million. The provision for possible credit losses for the first half of 1994 was $44.0 million, compared to $86.0 million for the same period in 1993. The levels of the provision and reserve for possible credit losses are based on management's ongoing assessment of the Company's credit exposure and consideration of a number of relevant variables. These variables include prevailing and anticipated domestic and international economic conditions, assigned risk ratings on credit exposures, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, certain off balance-sheet credit risks, the nature and level of non-performing assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management. The Company's risk rating system and the quarterly reporting process for problem and vulnerable credits are utilized by management in determining the adequacy of the Company's reserve for possible credit losses.

     Net charge-offs were $29.1 million in the second quarter of 1994, compared to $49.3 million in the same quarter of 1993. In the second quarter of 1994 and 1993, respectively, net charge-offs included $10.7 million and $27.4 million related to commercial borrowers, $5.8 million and $12.8 million in commercial real estate-related credits and $12.6 million and $9.1 million of consumer credits.

     Net charge-offs for the first six months of 1994 were $60.8 million, compared to $100.5 million for the same period in 1993. The

                                                              30 of 35

net charge-offs in both periods represented a broad cross-section of the loan portfolio. In the first half of 1994 and 1993, respectively, net charge-offs included $30.2 million and $53.0 million related to commercial borrowers, $8.7 million and $27.6 million in commercial real estate-related credits, and $21.9 million and $19.9 million in consumer credits.

OREO Reserve
- - ------------
     The following table sets forth information regarding the Company's provision and reserve for OREO:

                            Three Months Ended      Six Months Ended
                                 June 30                June 30
                            ------------------     ------------------
   (thousands)               1994       1993        1994       1993
   -----------              ------     -------     ------     -------
   Balance at beginning
    of period.............  $6,391     $ 7,002     $6,622     $ 5,765
   Provision..............   3,000       6,000      6,250      12,800
   Acquired reserves......    -          6,076        456       6,076
   Charge-offs and
     write-downs..........  (1,375)     (5,986)    (5,312)    (11,549)
                            ------     -------     ------     -------
   Balance at end of
    period................  $8,016     $13,092     $8,016     $13,092
                            ======     =======     ======     =======

     An OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of OREO properties between periodic appraisals, and for estimated selling costs.




























                                                              31 of 35
                      Part II - Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Information regarding the Company's Annual Meeting of
Shareholders was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits as required by Item 601 of Regulation S-K.

        (11)   Statement regarding computation of per share earnings.

        (28) Letter from the Company's independent accountants referred to in Paragraph (d) of Rule 10-01 of Regulation S-X.


    (b)  Reports on Form 8-K filed during the second quarter:

          None.


































                                                              32 of 35
                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST FIDELITY BANCORPORATION






Wolfgang Schoellkopf
Vice Chairman
Chief Financial Officer
Date:  August 12, 1994






Anthony R. Burriesci
Executive Vice President
Corporate Controller
Date:  August 12, 1994