Form 10-Q
period 1994-09-30
FIRST FIDELITY BANCORPORATION /NJ/
filed 1994-11-14
CIK 823870

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q
(Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           September 30, 1994
                               ---------------------------------------
                                  or
[ ]            Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                   to
                              ------------------    ------------------
Commission File Number:                      1-9839
                       -----------------------------------------------

                     FIRST FIDELITY BANCORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         New Jersey                                22-2826775
- ----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

2673 Main Street
P.O. Box 6980
Lawrenceville, NJ                                 08648
- ----------------------------------------------------------------------
(Address of principal                             (Zip
executive offices)                                Code)

                            (201)-565-3200
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


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
                                                     [X] Yes    [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at October 31, 1994
- -----------------------------          -------------------------------
Common Stock, $1.00 Par Value                 81,664,021 Shares



                                                                    2 of 36
                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
- -----------------------------

FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Three Months Ended
                                                          September 30
                                                      --------------------
                                                        1994        1993
                                                      --------    --------
INTEREST INCOME
  Interest and fees on loans......................... $414,999    $389,528
  Interest on federal funds sold and securities
    purchased under agreements to resell.............      269       4,307
  Interest and dividends on securities:
    Taxable interest income..........................  104,543      91,209
    Tax-exempt interest income.......................    9,552      11,707
    Dividends........................................    1,293       1,069
  Interest on bank deposits..........................    4,713      15,865
  Interest on trading account securities.............    1,713       1,485
                                                      --------    --------
      Total Interest Income..........................  537,082     515,170
                                                      --------    --------
INTEREST EXPENSE
  Interest on:
    Deposits.........................................  150,213     153,332
    Short-term borrowings............................   20,511       8,086
    Long-term debt...................................   13,296       9,432
                                                      --------    --------
      Total Interest Expense.........................  184,020     170,850
                                                      --------    --------
        Net Interest Income..........................  353,062     344,320

Provision for possible credit losses.................   20,000      33,000
                                                      --------    --------
  Net Interest Income after Provision
    for Possible Credit Losses.......................  333,062     311,320
                                                      --------    --------
NON-INTEREST INCOME
  Trust Income.......................................   25,890      27,578
  Service charges on deposit accounts................   34,473      38,208
  Other service charges, commissions and fees........   26,643      23,104
  Trading revenue....................................    2,826       4,184
  Net securities transactions........................    4,903          50
  Other income.......................................    7,504       4,378
                                                      --------    --------
    Total Non-Interest Income........................  102,239      97,502
                                                      --------    --------
NON-INTEREST EXPENSE
  Salaries and benefits expense......................  119,489     123,458
  Occupancy expense..................................   27,215      28,456
  Equipment expense..................................   10,097      11,339
  Other expenses.....................................  106,830      96,956
                                                      --------    --------
    Total Non-Interest Expense.......................  263,631     260,209
                                                      --------    --------

                                                                    3 of 36

Income before income taxes...........................  171,670     148,613
Income taxes.........................................   56,652      47,071
                                                      --------    --------
Net Income...........................................  115,018     101,542
Dividends on Preferred Stock.........................    5,182       5,135
                                                      --------    --------
Net Income Applicable to Common Stock................ $109,836     $96,407
                                                      ========    ========
Per common share:
  Net income:
    Primary..........................................    $1.33       $1.17
    Fully diluted....................................     1.30        1.15


See accompanying notes to consolidated financial statements.












































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    4 of 36
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Nine Months Ended
                                                         September 30
                                                     ---------------------
                                                       1994        1993
                                                     ---------  ----------
INTEREST INCOME
  Interest and fees on loans........................$1,212,654  $1,144,429
  Interest on federal funds sold and securities
    purchased under agreements to resell............       759      15,244
  Interest and dividends on securities:
    Taxable interest income.........................   298,739     278,651
    Tax-exempt interest income......................    29,959      37,527
    Dividends.......................................     3,910       3,324
  Interest on bank deposits.........................    22,394      55,298
  Interest on trading account securities............     5,134       4,565
                                                     ---------   ---------
      Total Interest Income......................... 1,573,549   1,539,038
                                                     ---------   ---------
INTEREST EXPENSE
  Interest on:
    Deposits........................................   437,474     477,210
    Short-term borrowings...........................    44,568      22,863
    Long-term debt..................................    36,811      29,034
                                                     ---------   ---------
      Total Interest Expense........................   518,853     529,107
                                                     ---------   ---------
        Net Interest Income......................... 1,054,696   1,009,931

Provision for possible credit losses................    64,000     119,000
                                                     ---------   ---------
  Net Interest Income after Provision
    for Possible Credit Losses......................   990,696     890,931
                                                     ---------   ---------
NON-INTEREST INCOME
  Trust Income......................................    80,781      77,300
  Service charges on deposit accounts...............   108,378     113,881
  Other service charges, commissions and fees.......    75,675      63,181
  Trading revenue...................................     7,461      13,127
  Net securities transactions.......................    13,711       3,921
  Other income......................................    20,544       9,939
                                                     ---------   ---------
    Total Non-Interest Income.......................   306,550     281,349
                                                     ---------   ---------
NON-INTEREST EXPENSE
  Salaries and benefits expense.....................   360,511     348,409
  Occupancy expense.................................    87,592      83,798
  Equipment expense.................................    31,320      32,157
  Other expenses....................................   317,595     288,015
                                                     ---------   ---------
    Total Non-Interest Expense......................   797,018     752,379
                                                     ---------   ---------

Income before income taxes and cumulative effect of
  changes in accounting principles..................   500,228     419,901
Income taxes........................................   164,751     127,818
                                                     ---------   ---------
Income before cumulative effect of changes in
  accounting principles.............................   335,477     292,083

                                                                    5 of 36
Cumulative effect of changes in accounting
  principles, net of tax............................      -          2,373
                                                     ---------   ---------
Net Income..........................................   335,477     294,456
Dividends on Preferred Stock........................    15,459      15,523
                                                     ---------   ---------
Net Income Applicable to Common Stock...............  $320,018    $278,933
                                                     =========   =========
Per common share:
Primary
Income before cumulative effect of changes in
  accounting principles.............................     $3.87       $3.43
Cumulative effect of changes in accounting
  principles, net of tax............................       -           .03
Net income - primary................................      3.87        3.46

Fully diluted
Income before cumulative effect of changes in
  accounting principles.............................     $3.80       $3.37
Cumulative effect of changes in accounting
  principles, net of tax............................       -           .03
Net income - fully diluted..........................      3.80        3.40


See accompanying notes to consolidated financial statements.



































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    6 of 36
CONSOLIDATED STATEMENTS OF CONDITION

                                                    September 30   December 31
                                                        1994          1993
(thousands)                                         (unaudited)
                                                    ------------   -----------
ASSETS
Cash and due from banks............................  $1,575,930     $1,831,270
Interest-bearing time deposits.....................     411,772        979,769
Securities held to maturity........................   4,527,233      5,241,987
  (market value of $4,450,607 at September 30, 1994
  and $5,321,239 at December 31, 1993)
Securities available for sale......................   3,616,562      2,656,721
Trading account securities at market value.........     111,334        149,887
Federal funds sold and securities purchased under
  agreements to resell.............................      12,494         15,000
Loans, net of unearned income......................  22,376,533     21,386,911
  Less: Reserve for possible credit losses.........    (585,797)      (602,183)
                                                    -----------    -----------
    Net loans......................................  21,790,736     20,784,728
Premises and equipment.............................     409,851        404,208
Customers' acceptance liability....................     202,382        187,903
Other assets.......................................   1,744,628      1,511,112
                                                    -----------    -----------
      Total Assets................................. $34,402,922    $33,762,585
                                                    ===========    ===========
LIABILITIES
Deposits in domestic offices:
  Demand deposits..................................  $5,134,616     $5,347,007
  Savings/NOW deposits.............................   8,909,726      9,650,774
  Money market deposit accounts....................   4,200,380      3,893,130
  Other consumer time deposits.....................   8,103,783      8,637,296
  Corporate certificates of deposit................     364,958        398,435
Deposits in overseas offices.......................     922,094        216,380
                                                    -----------    -----------
    Total Deposits.................................  27,635,557     28,143,022
Short-term borrowings..............................   2,245,668      1,620,125
Acceptances outstanding............................     205,166        196,117
Other liabilities..................................     619,119        451,835
Long-term debt.....................................     812,892        613,058
                                                    -----------    -----------
      Total Liabilities............................  31,518,402     31,024,157


















                                                                    7 of 36
STOCKHOLDERS' EQUITY
Preferred stock....................................     230,116        230,422
Common stock ($1.00 par)
  Authorized: 150,000,000 shares
  Issued: 82,000,181 shares at September 30, 1994
    and 79,937,719 shares at December 31, 1993.....      82,000         79,938
Surplus............................................   1,256,056      1,202,373
Retained earnings..................................   1,323,774      1,227,368
Less treasury stock, at cost: 161,138 shares at
  September 30, 1994 and 36,714 shares
    at December 31, 1993...........................      (7,426)        (1,673)
                                                    -----------    -----------
      Total Common Stockholders' Equity............   2,654,404      2,508,006
                                                    -----------    -----------
      Total Stockholders' Equity...................   2,884,520      2,738,428
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity... $34,402,922    $33,762,585
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.








































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    8 of 36
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)         Nine Months Ended
                                                            September 30
                                                      -------------------------
(thousands)                                               1994          1993
                                                      -----------   -----------
Cash flows from operating activities:
  Net income.........................................   $335,477      $294,456
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     64,000       119,000
  Depreciation, amortization and accretion...........     57,600        39,794
  Deferred income tax provision......................     30,966        24,275
  Gain on sale of assets.............................     (9,420)       (9,735)
  Net securities transactions (gains)................    (13,711)       (3,921)
  Proceeds from sales of trading account
    securities.......................................  7,556,907     6,329,728
  Purchases of trading account securities............ (7,512,409)   (6,295,510)
  (Increase) decrease in accrued interest receivable.    (57,420)       36,491
  Increase (decrease) in accrued interest payable....     58,082       (38,496)
  Change in current taxes payable....................     91,462        60,621
  Other, net.........................................    (27,914)      110,935
  Cumulative effect of changes in accounting
    principles, net of tax...........................       -           (2,373)
                                                      ----------    ----------
      Net cash provided by operating activities......    573,620       665,265

Cash flows from investing activities:
  Proceeds from maturities of securities
    held to maturity.................................  2,026,010     3,724,963
  Purchases of securities held to maturity........... (1,138,599)   (3,927,241)
  Proceeds from sales of securities available
    for sale.........................................    695,680       103,379
  Proceeds from maturities of securities
    available for sale...............................    685,714          -
  Purchases of securities available for sale......... (2,429,937)         -
  Net (disbursements) from lending activities........   (606,085)     (317,662)
  Purchases of premises and equipment................    (43,946)      (44,577)
  Proceeds from sales of premises and equipment......     10,038         7,111
  Net change in acceptances..........................     (5,430)      (17,329)
  Net cash on acquisitions...........................      4,153       615,703
                                                      ----------    ----------
      Net cash (used in)/provided by
        investing activities.........................   (802,402)      144,347

Cash flows from financing activities:
  Change in demand, savings/NOW, and money market
    deposits......................................... (1,130,075)   (1,324,947)
  Change in corporate certificates of deposit and
    deposits in overseas offices.....................    672,237       (31,256)
  Change in other consumer time deposits.............   (830,690)   (1,456,201)
  Change in short-term borrowings....................    620,440       (99,256)
  Issuance of long-term debt.........................    200,000       150,000
  Payments on long-term debt.........................       (166)     (118,324)
  Purchases of treasury stock........................   (152,994)      (11,378)
  Issuance of common stock...........................    141,123       129,269
  Dividends paid.....................................   (116,936)      (96,608)
                                                      ----------    ----------
      Net cash (used in) financing activities........   (597,061)   (2,858,701)
                                                      ----------    ----------

                                                                    9 of 36

      Net change in cash and cash equivalents........   (825,843)   (2,049,089)
      Cash and cash equivalents at beginning
        of period (A)................................  2,826,039     5,287,115
                                                      ----------    ----------
      Cash and cash equivalents at end
        of period (A)................................ $2,000,196    $3,238,026
                                                      ==========    ==========

Supplemental disclosures:
  Total amount of interest paid for the period.......   $460,771      $567,603
                                                      ==========    ==========
  Total amount of income taxes paid for
    the period.......................................   $100,884       $85,532
                                                      ==========    ==========
  Total amount of loans transferred to OREO..........    $34,178       $91,158
                                                      ==========    ==========


(A) Reconciliation:                   September 30            December 31
                                 ----------------------  ----------------------
                                    1994        1993        1993        1992
                                 ----------  ----------  ----------  ----------
Cash and due from banks......... $1,575,930  $1,614,930  $1,831,270  $1,913,177
Interest-bearing time deposits..    411,772   1,135,786     979,769   2,635,938
Federal funds sold and
  securities purchased under
  agreements to resell..........     12,494     487,310      15,000     738,000
                                 ----------  ----------  ----------  ----------
Total cash and cash
  equivalents................... $2,000,196  $3,238,026  $2,826,039  $5,287,115
                                 ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.


























                                                              10 of 36

         SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1994 and September 30, 1993 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with First Fidelity Bancorporation's ("First Fidelity" or "the Company" herein) 1993 Annual Report on Form 10-K.

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

Item 2
- ------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1993 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of results to be attained for any other period.

Summary
- -------
     First Fidelity recorded net income of $115.0 million, or $1.33 per common share on a primary basis and $1.30 per common share on a fully-diluted basis, for the third quarter of 1994. These results compare to net income of $101.5 million or $1.17 per common share on a primary basis and $1.15 per common share on a fully-diluted basis for the third quarter of 1993.

     The earnings improvement for the current quarter, compared to the third quarter of 1993, resulted from a lower provision for possible credit losses, stronger net interest income, and higher non-interest income, partly offset by an increased provision for income taxes and slightly higher non-interest expenses. The provision for possible credit losses was $20.0 million in the third quarter of 1994, down from $33.0 million in the third quarter of 1993, reflecting management's evaluation of the adequacy of the level of the reserve for possible credit losses in light of improving asset quality trends,
                                                             11 of 36

current economic conditions, the continued decline in non-performing loans and lower charge-offs. Non-performing assets totaled $376.6 million at September 30, 1994, compared to $511.5 million at September 30, 1993. Net interest income increased $8.7 million to $353.1 million due to increased earning assets, resulting primarily from bank acquisitions during the last half of 1993. This increase in earning assets was partially offset by a slight reduction in the net interest margin.

     Return on average stockholders' equity for the current quarter was 16.06% compared to 15.80% for the third quarter of last year. Return on average common stockholders' equity was 16.68% in the current quarter as compared to 16.50% for the same period of 1993. Return on average assets for the third quarter of 1994 improved to 1.36%, compared to 1.24% a year earlier.

     Net income for the nine months ended September 30, 1994 was $335.5 million, or $3.87 per common share on a primary basis and $3.80 on a fully-diluted basis, compared to net income before the cumulative effect of changes in accounting principles of $292.1 million, or $3.43 per common share on a primary basis and $3.37 on a fully-diluted basis, for the first nine months of 1993.

     On October 17, 1994, the Company announced a 19% increase in its quarterly dividend on its common stock, or $.08 per share, to $.50 per share. The dividend was payable to holders of record as of October 31, 1994.

     The Company continues to pursue its strategy of acquiring banks, bank branches and other financial institutions located in its market area or in contiguous markets. On August 20, 1994, the Company completed its acquisition of First Inter-Bancorp Inc. Subject to receipt of regulatory and shareholder approvals, the pending cash acquisitions of The Bank of Baltimore ($2.2 billion in assets) for $348 million and First State Bank in Wilmington, Delaware ($33 million in assets) for $7 million are expected to close at or near the end of the fourth quarter of 1994 and the first quarter of 1995, respectively. It is anticipated that The Bank of Baltimore acquisition will generate approximately $225 million of goodwill, and the Company's Tier I and Total capital ratios are expected to be impacted by approximately 125 basis points as of December 31, 1994. The Company anticipates that all First Fidelity entities will continue to exceed the "well capitalized" criteria.

     Each of the recent and pending acquisitions described above is expected to have an additive effect on earnings per share within 18 months of its consummation, assuming the absence of significant adverse economic conditions. These acquisitions are not expected to have a material adverse impact on liquidity.

Capital Markets:

     During 1993, the Board of Directors authorized the Company to acquire up to 2% of its outstanding Common Stock in each calendar year (approximately 1.6 million shares in 1994). On March 7, 1994, the Board authorized the Company to acquire up to an additional 1.3 million shares of its Common Stock during 1994.
     As of September 30, 1994, the Company had acquired 2.9 million

                                                              12 of 36

     shares in 1994 pursuant to the open market repurchase program (exclusive of shares acquired to fund certain benefit plans), at an average price of $44.80 per share.

     On October 20, 1994, the Board of Directors authorized the purchase by First Fidelity of an additional 2 million shares of its Common Stock. The purchases may be made from time to time in the open market or through privately-negotiated transactions, and acquired shares will be used for general corporate purposes, including acquisitions.

     Also, on September 30, 1994, pursuant to its Investment Agreement with the Company, Banco Santander, S.A. ("Santander") applied for regulatory approval to acquire up to 30% of First Fidelity's voting stock. Santander presently holds 24.9% of the Company's voting stock. If approved, the additional 5.1% of First Fidelity voting stock would be purchased by Santander on the open market.

     Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" was issued in May, 1993. SFAS 114 requires that "impaired" loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

     SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures", was issued in October, 1994.
SFAS 118 eliminates the income recognition provisions of SFAS 114 and permits creditors to use existing methods of recognizing interest income on impaired loans. SFAS 118 amends the disclosure requirements of SFAS 114 to include additional information concerning the recorded investment in certain impaired loans and the entity's policy for recognizing interest income related to impaired loans.

     Although management is continuing to review SFAS 114 and SFAS 118, it does not currently expect that the adoption of these standards, which is required beginning in 1995, will have a material effect on the Company's financial statements.

     In October, 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", which specifies disclosures applicable to derivatives and similar financial instruments that were excluded from the scope of previously issued accounting pronouncements. The Company will adopt SFAS 119 on a prospective basis as of December 31, 1994.

     On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"), which authorizes (i) bank holding companies to engage in interstate acquisitions of banks beginning one year after the date of its enactment, (ii) interstate branching through interstate bank mergers beginning June 1, 1997 (subject to the ability of states to permit such mergers earlier or to prohibit them) and
(iii) other interstate branching if authorized by state law. As a result, the Company anticipates that further consolidation in the banking industry is likely.
                                                              13 of 36

     On October 21, 1994, following approval of the Comptroller of the Currency, the Company merged its New York subsidiary bank, First Fidelity Bank, N.A., New York ("FFB-NY") with and into its largest subsidiary bank, First Fidelity Bank, N.A. ("FFB-NA"). This merger, which is part of the Company's ongoing program of consolidation, was effected following the relocation of the Bronx (Riverdale), New York head office of FFB-NY to Newark, New Jersey. On November 8, 1994, FFB-NA, following the approval of the Office of the Comptroller of the Currency, relocated its head office from Salem, New Jersey to Elkton, Maryland. FFB-NA now operates more than 600 branches in New Jersey, Pennsylvania, New York and Maryland.

                         RESULTS OF OPERATIONS
Net Interest Income
- -------------------
     The following tables reflect the significant components of net interest income for the three and nine month periods ended September 30, 1994 and 1993.








































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   14 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended September 30, 1994
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,514,181  $116,371    6.99%
    Installment.................................   5,988,211   125,291    8.30
    Mortgage....................................   8,978,296   173,548    7.73
  Loans in overseas offices.....................     118,930     1,990    6.64
                                                 -----------  --------
      Total Loans...............................  21,599,618   417,200    7.66
  Taxable mortgage-backed securities (3)........   4,436,076    62,229    5.61
  Other taxable securities......................   3,103,518    43,730    5.64
  Tax-exempt securities.........................     545,454    13,964   10.24
  Time deposits with banks......................     388,873     4,713    4.74
  Federal funds sold and securities
    purchased under agreements to resell........      20,912       269    5.04
  Trading account...............................     131,887     1,908    5.79
                                                 -----------  --------
        Total Earning Assets....................  30,226,338   544,013    7.15
Reserve for possible credit losses..............    (599,666)
Cash and due from banks.........................   1,750,799
Other assets....................................   2,151,067
                                                 -----------
          Total Assets.......................... $33,528,538
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $5,063,133
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   8,864,460    43,408    1.94
  Money market deposit accounts.................   4,421,107    26,396    2.37
  Other consumer time deposits..................   8,190,041    73,530    3.56
  Corporate certificates of deposit.............     352,386     3,883    4.37
  Deposits in overseas offices..................     278,263     2,996    4.21
  Short-term borrowings.........................   1,924,455    20,511    4.17
  Long-term debt................................     812,927    13,296    6.54
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  24,843,639   184,020    2.93
Other liabilities...............................     779,655
Preferred stockholders' equity..................     230,190
Common stockholders' equity.....................   2,611,921
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $33,528,538   184,020
                                                 ===========  --------
Net interest income/spread......................              $359,993    4.22
                                                              ========
Net interest margin.............................                          4.74

Tax equivalent adjustment.......................                $6,931
                                                              ========





                                                                   15 of 36

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   16 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended September 30, 1993
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,760,240  $121,771    7.05%
    Installment.................................   5,618,215   115,929    8.19
    Mortgage....................................   7,373,503   153,424    8.32
  Loans in overseas offices.....................     122,457     1,508    4.89
                                                 -----------  --------
      Total Loans...............................  19,874,415   392,632    7.83
  Taxable mortgage-backed securities (3)........   3,803,131    56,922    5.99
  Other taxable securities......................   2,710,964    35,521    5.24
  Tax-exempt securities.........................     612,117    17,523   11.45
  Time deposits with banks......................   1,446,322    15,865    4.29
  Federal funds sold and securities
    purchased under agreements to resell........     543,153     4,307    3.10
  Trading account...............................     151,959     1,538    4.05
                                                 -----------  --------
        Total Earning Assets....................  29,142,061   524,308    7.14
Reserve for possible credit losses..............    (677,752)
Cash and due from banks.........................   1,806,406
Other assets....................................   2,087,344
                                                 -----------
          Total Assets.......................... $32,358,059
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $4,976,133
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   8,547,301    42,603    1.98
  Money market deposit accounts.................   4,111,330    23,828    2.30
  Other consumer time deposits..................   8,979,133    81,855    3.62
  Corporate certificates of deposit.............     426,771     3,365    3.13
  Deposits in overseas offices..................     222,476     1,681    2.96
  Short-term borrowings.........................   1,183,818     8,086    2.67
  Long-term debt................................     621,347     9,432    6.07
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  24,092,176   170,850    2.81
Other liabilities...............................     740,746
Preferred stockholders' equity..................     230,422
Common stockholders' equity.....................   2,318,582
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $32,358,059   170,850
                                                 ===========  --------
Net interest income/spread......................              $353,458    4.33
                                                              ========
Net interest margin.............................                          4.82

Tax equivalent adjustment.......................                $9,138
                                                              ========





                                                                   17 of 36

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   18 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Nine months ended September 30, 1994
                                                             Interest  Average
                                                 Average     Income/  Interest
ASSETS                                           Balance     Expense    Rate
Earning Assets (2)                             -----------   --------  -------
  Loans in domestic offices
    Commercial................................  $6,610,412    $348,380   6.95%
    Installment...............................   5,872,836     363,927   8.29
    Mortgage..................................   8,751,275     502,217   7.65
  Loans in overseas offices...................     115,611       5,097   5.89
                                               -----------  ----------
      Total Loans.............................  21,350,134   1,219,621   7.60
  Taxable mortgage-backed securities (3)......   4,572,652     185,848   5.42
  Other taxable securities....................   2,814,470     117,168   5.55
  Tax-exempt securities.......................     555,217      43,741  10.50
  Time deposits with banks....................     607,396      22,394   4.86
  Federal funds sold and securities
    purchased under agreements to resell......      23,882         759   4.19
  Trading account.............................     146,319       5,646   5.14
                                               -----------  ----------
        Total Earning Assets..................  30,070,070   1,595,177   7.06
Reserve for possible credit losses............    (606,587)
Cash and due from banks.......................   1,815,469
Other assets..................................   2,102,561
                                               -----------
          Total Assets........................ $33,381,513
                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits...............................  $5,189,778
                                               -----------
Interest-bearing Liabilities
  Savings/NOW deposits........................   9,418,351     133,221   1.89
  Money market deposit accounts...............   3,968,085      68,558   2.31
  Other consumer time deposits................   8,269,000     218,994   3.54
  Corporate certificates of deposit...........     356,200      10,026   3.76
  Deposits in overseas offices................     240,706       6,675   3.66
  Short-term borrowings.......................   1,619,470      44,568   3.63
  Long-term debt..............................     789,573      36,811   6.22
                                               -----------  ----------
    Total Interest-bearing Liabilities........  24,661,385     518,853   2.81
Other liabilities.............................     749,799
Preferred stockholders' equity................     230,342
Common stockholders' equity...................   2,550,209
                                               -----------  ----------
      Total Liabilities and
        Stockholders' Equity.................. $33,381,513     518,853
                                               ===========  ----------
Net interest income/spread....................              $1,076,324   4.25
                                                            ==========
Net interest margin...........................                           4.76

Tax equivalent adjustment.....................                 $21,628
                                                            ==========





                                                                   19 of 36

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   20 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Nine months ended September 30, 1993
                                                             Interest  Average
                                                 Average     Income/  Interest
ASSETS                                           Balance     Expense    Rate
Earning Assets (2)                             -----------   --------  -------
  Loans in domestic offices
    Commercial................................  $6,563,456    $367,850   7.39%
    Installment...............................   5,481,958     345,971   8.44
    Mortgage..................................   6,933,819     435,052   8.37
  Loans in overseas offices...................     120,384       4,297   4.77
                                               -----------  ----------
      Total Loans.............................  19,099,617   1,153,170   8.03
  Taxable mortgage-backed securities (3)......   3,949,838     189,222   6.39
  Other taxable securities....................   2,112,219      93,276   5.89
  Tax-exempt securities.......................     658,430      54,484  11.03
  Time deposits with banks....................   1,652,113      55,298   4.41
  Federal funds sold and securities
    purchased under agreements to resell......     639,362      15,244   3.14
  Trading account.............................     152,661       4,726   4.13
                                               -----------  ----------
        Total Earning Assets..................  28,264,240   1,565,420   7.37
Reserve for possible credit losses............    (656,783)
Cash and due from banks.......................   1,684,240
Other assets..................................   1,961,703
                                               -----------
          Total Assets........................ $31,253,400
                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits...............................  $4,714,749
                                               -----------
Interest-bearing Liabilities
  Savings/NOW deposits........................   8,155,020     134,536   2.21
  Money market deposit accounts...............   3,973,504      74,261   2.50
  Other consumer time deposits................   8,964,034     253,357   3.78
  Corporate certificates of deposit...........     429,046       9,918   3.09
  Deposits in overseas offices................     219,982       5,138   3.08
  Short-term borrowings.......................   1,113,826      22,863   2.71
  Long-term debt..............................     584,235      29,034   6.63
                                               -----------  ----------
    Total Interest-bearing Liabilities........  23,439,647     529,107   3.02
Other liabilities.............................     682,596
Preferred stockholders' equity................     231,115
Common stockholders' equity...................   2,185,293
                                               -----------  ----------
      Total Liabilities and
        Stockholders' Equity.................. $31,253,400     529,107
                                               ===========  ----------
Net interest income/spread....................              $1,036,313   4.35
                                                            ==========
Net interest margin...........................                           4.87

Tax equivalent adjustment.....................                 $26,382
                                                            ==========





                                                                   21 of 36

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



















































                                                              22 of 36

     Taxable-equivalent net interest income for the third quarter of 1994 was $360.0 million, compared to $353.5 million for the third quarter of 1993. The increase was primarily due to higher average earning assets of $30.2 billion in the 1994 third quarter as compared to $29.1 billion in the year earlier period, partially offset by a slight decrease from 4.82% to 4.74% in the net interest margin. The increase in average earning assets was largely the result of higher average total loans, taxable mortgage-backed securities and other taxable securities, partially offset by reductions in time deposits with banks and federal funds sold and securities repurchased under agreements to resell. Increases in average mortgage and installment loans resulted from acquisitions and from growth in adjustable rate mortgages and automobile leasing. The net interest margin declined eight basis points from the third quarter of 1993 to the third quarter of 1994, primarily due to refinancings of higher rate loans at lower rates, an increase in the average rates paid on interest-bearing liabilities, maturing higher yielding assets being replaced by lower yielding assets and the integration of acquired banks (which generally had operated with lower net interest margins). Core deposits (demand deposits, savings and NOW accounts, money market deposits and other consumer time deposits) averaged $26.5 billion in the third quarter of 1994, compared to $26.6 billion for the same quarter of 1993.

     For the nine months ended September 30, 1994, taxable-equivalent net interest income was $1,076.3 million compared to $1,036.3 million for the first nine months of 1993. The increase was primarily attributable to the factors noted above for the third quarter. The net interest margin declined 11 basis points from the first nine months of 1993 to the same period of 1994, primarily due to refinancings of higher rate loans at lower rates, maturing higher yielding assets being replaced by lower yielding assets and the integration of acquired banks (which generally had been operating with lower net interest margins), partly offset by a decline in average rates paid on interest-bearing liabilities.

     Core deposits averaged $26.8 billion in the first nine months of 1994, compared to $25.8 billion for the first nine months of 1993. This increase was attributable to acquisitions, partially offset by deposit run-off.

     During 1994, the Company raised its prime rate from 6.00% at January 1 to 6.25% in March; to 6.75% in April; to 7.25% in May; and to 7.75% in August, in response to the rising interest rate environment. Future net interest income will continue to be a function of a somewhat lower net interest margin and changes in the level of earning assets.

Non-Interest Income
- -------------------
     Non-interest income was $102.2 million for the third quarter of 1994, compared to $97.5 million for the same quarter of 1993. Service charges on deposit accounts declined to $34.5 million in the third quarter of 1994 from $38.2 million for the third quarter of 1993. An increase in customers' average deposit balances resulting from the introduction of a new relationship banking product in April, 1994 and




                                                              23 of 36

an increase in commercial customers' compensating balances, as well as larger earnings credits associated with such balances in the higher interest rate environment, had the effect of reducing service charges. The decline in service charges on deposit accounts was partially offset by an increase in other service charges, commissions and fees, reflecting increased sales of fee-generating products and services. Other service charges, commissions and fees were $26.6 million, up $3.5 million, or 15%, compared to the same quarter in 1993, primarily as a result of commission income earned on branch-based annuity and mutual fund sales and increased revenues from credit card services. Net securities transactions (gains) increased by $4.9 million. The $3.1 million increase in other income resulted primarily from net gains on the sale of various assets.

     For the nine months ended September 30, 1994, non-interest income was $306.6 million compared to $281.3 million for the nine months ended September 30, 1993. Trust income increased to $80.8 million during the nine months ended September 30, 1994 from $77.3 million for the same period of 1993, primarily as a result of acquisitions and trust marketing campaigns. Service charges on deposit accounts declined to $108.4 million from $113.9 million, while other service charges, commissions and fees increased to $75.7 million in the first nine months of 1994 from $63.2 million for the same period of 1993; both changes were largely due to the factors noted above. Net securities transactions (gains) increased $9.8 million, to $13.7 million. Other income increased $10.6 million, primarily due to net gains on the sale of various assets.

Non-Interest Expense
- --------------------
     In July, 1993, First Fidelity and Bankers Trust Company formed a bank service corporation, Global Processing Alliance, Inc. ("GPA"), which provides check-processing and related services, and is 50%-owned by each company. In January 1994, GPA became operational and as a result, First Fidelity's check-processing expenses, which were previously reflected in several expense categories, are now reported in "other expenses".

     Total non-interest expense increased $3.4 million, or 1%, in the third quarter of 1994 compared to the same quarter in 1993. Salaries and benefits expense was $119.5 million in the third quarter of 1994, a decline of $4.0 million, or 3%, from 1993's third quarter, largely due to the GPA reclassification, partly offset by staff additions associated with acquisitions. Occupancy and equipment expense each declined by $1.2 million compared to the third quarter of 1993, due primarily to the GPA reclassification and operating efficiencies realized from the integration of the banks acquired in 1993 and early 1994. Other expenses for the third quarter of 1994 increased $9.9 million, or 10%, from the prior year's third quarter, primarily as a result of the reclassification of check-processing expenses. In addition, other real estate owned ("OREO") expense declined $3.0 million from the 1993 third quarter. The amortization of intangibles increased by $2.6 million over the third quarter of 1993, to $10.4 million, due to recent acquisitions. As previously noted, the pending acquisitions (primarily The Bank of Baltimore) are expected to result in an increase in goodwill and the related amortization expense.



                                                              24 of 36

     Total non-interest expense for the nine months ended September 30, 1994 was $797.0 million, compared to $752.4 million for the nine months ended September 30, 1993. Salaries and benefits expense was $360.5 million compared to $348.4 million for the same period of 1993. The $12.1 million, or 3%, increase largely reflects additional staffing costs associated with recent acquisitions, partially offset
by the GPA reclassification noted above.   Occupancy expense increased
$3.8 million, or 5%, due primarily to acquisitions. Equipment expense declined $.8 million, or 3%. Other expenses increased $29.6 million, or 10%, from $288.0 million for the first nine months of 1993 to $317.6 million for the first nine months of 1994. The changes in other expenses were attributable primarily to the factors mentioned in the previous paragraph.

     Productivity continues to benefit from the ongoing integration of banks acquired in 1993 and 1994. First Fidelity has undertaken a Company-wide effort to reduce expenses. The Company is also reviewing its branch and ATM network with the aim of optimizing customer convenience while maximizing the network's cost-effectiveness.

Income Taxes
- ------------
     Income taxes increased to $56.7 million in the third quarter of 1994 from $47.1 million in the third quarter of 1993. Income taxes for the nine months ended September 30, 1994 increased to $164.8 million from $127.8 million for the nine months ended September 30, 1993. The effective tax rates for the nine months ended September 30, 1994 and 1993 were 32.9% and 30.4%, respectively. For the three and nine month periods ended September 30, 1994, the increase over the corresponding periods of 1993 resulted primarily from the higher level of pre-tax income, combined with a lower level of tax-exempt income.

                          FINANCIAL CONDITION
Liquidity and Funding
- ---------------------
     Through the nine months ended September 30, 1994, the Company continued its program of investing in higher yielding less liquid assets and repurchasing its Common shares in the open market. Total assets increased by $640.3 million, from $33,763 million at December 31, 1993 to $34,403 million at September 30, 1994. Total loans increased $989.6 million, securities increased $206.5 million, interest-bearing time deposits decreased by $568.0 million, cash and due from banks decreased $255.3 million and all other assets increased by $253.6 million.

     Core deposits were $26.3 billion at September 30, 1994, a decrease of $1.2 billion from December 31, 1993. The decrease was primarily attributable to the run-off of savings/now accounts and certificates of deposit, and the fluctuation of demand deposits, partially offset by deposits obtained through acquisitions. In July of 1994, the Company streamlined its deposit products and enhanced its ability to provide services to customers by converting a portion of its savings/now accounts to money market accounts. The overall decrease in core deposits, combined with a higher level of total loans, resulted in a decrease in the Company's ratio of core deposits to total loans from 129% at December 31, 1993 to 118% at September 30, 1994.


                                                              25 of 36

     During the nine months ended September 30, 1994, short-term borrowings increased $625.5 million, all other liabilities increased $176.3 million and long-term debt increased $199.8 million. Although short-term and long-term borrowings have increased in order to fund loan growth, in the face of declining deposit levels, First Fidelity's borrowings remain at relatively low levels.

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

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At September 30, 1994, cash and cash equivalents were $2.0 billion, a decrease of $825.8 million (29%) from December 31, 1993. Financing activities absorbed $597.1 million in cash and cash equivalents. This was primarily the result of a decline in core deposits since December 31, 1993, partly offset by an increase in corporate certificates of deposit and deposits in overseas offices, and short-term borrowings. In addition, long-term debt increased by $199.8 million. Operating activities provided $573.6 million of cash and cash equivalents for the nine months ended September 30, 1994. Cash and cash equivalents of $802.4 million were used in investing activities.

     As part of its management objective of maintaining essentially neutral interest rate sensitivity, the Company employed for hedging purposes $5.5 billion (notional value) of swaps at September 30, 1994, compared to $4.3 billion (notional value) at December 31, 1993. First Fidelity also increased its eurodollar futures contracts to $1.8 billion (notional value) at September 30, 1994 from $750 million (notional value) at December 31, 1993. Such short-term contracts are used to "lock in" future interest rates as a means of hedging the rollover of a portion of the Company's short-term money market assets.

     Due to the natural maturity gap structure of First Fidelity's core balance sheet items, the Company structures its interest rate swaps and futures contracts such that it receives fixed rates and pays floating rates. Through this mechanism, the Company's net interest income is essentially insensitive to changes in interest rates within reasonable ranges (i.e., plus or minus 200 basis points). Consequently, as the earnings contributed by certain "on balance sheet" items increases, the contribution to net interest income of the interest rate swaps and futures positions decreases (and vice-versa). By itself, net interest income from hedging activities (interest rate swaps and futures positions) in the third quarter of 1994 was $14.3 million, down from $34.4 million for the same period of 1993. For the nine months ended September 30, 1994 such income was $75.9 million, down from $109.6 million for the same period of 1993. Should interest rates continue to increase, net interest income from interest rate swaps and futures positions alone will continue to decline.



Capital                                                       26 of 36
- -------
     The Federal Reserve Board (the "FRB") measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%, Total Risk-Based Ratio, 10.0% and Tier I Leverage Ratio, 5.0%. At December 31, 1993 and September 30, 1994, the Company and all of its subsidiary banks reported capital ratios in excess of these minimum percentages. As previously reported, although the pending acquisitions will affect capital levels, all First Fidelity companies are expected to retain their "well capitalized" status.

     The following table provides detailed information pertaining to the Company's risk-based capital position at September 30, 1994 and December 31, 1993, calculated using the FRB guidelines.

                                           September 30   December 31
 (thousands)                                   1994          1993
 -----------                               ------------   -----------
 Tier I:
   Common stockholders' equity............  $ 2,654,404   $ 2,508,006
   Impact of fair value adjustment--
     securities available for sale........       38,000       (27,295)
   Qualifying perpetual
     preferred stock......................      230,116       230,422
   Less: goodwill and other intangibles...     (479,337)     (412,534)
                                            -----------   -----------
       Total Tier I capital...............    2,443,183     2,298,599
 Tier II:                                   -----------   -----------
   Allowable portion of the reserve for
     possible credit losses...............      304,292       291,878
   Includable subordinated debt...........      270,000       327,350
   Mandatory convertible debt securities..      174,150       174,150
                                            -----------   -----------
       Total Tier II capital..............      748,442       793,378
                                            -----------   -----------
       Total risk-based capital...........  $ 3,191,625   $ 3,091,977
                                            ===========   ===========

 Risk-adjusted assets.....................  $24,138,760   $23,033,788
                                            ===========   ===========


                                  Regulatory September 30  December 31
                                   Minimums     1994          1993
                                  ---------- ------------  -----------
 Tier I Capital/Risk-
   Adjusted Assets................   4.00%      10.12%         9.98%
 Total Risk-based Capital/
   Risk-Adjusted Assets...........   8.00%      13.22%        13.42%
 Tier I Capital/Quarterly Average
   Total Assets less Goodwill
   (Leverage Ratio)...............   3.00%       7.39%         7.22%
                                  to 5.00%

                                                              27 of 36

     Stockholders' equity at September 30, 1994 was $2,884.5 million compared to $2,738.4 million at December 31, 1993. Changes during the nine months ended September 30, 1994 were comprised of the following:

                                                          (millions)
                                                          ----------
  Balance, December 31, 1993.............................. $2,738.4
    Net income............................................    335.5
    Common Stock issued:
      Private placement--Santander exercise of warrants...    121.2
      Stock options and dividend reinvestment plan........     19.9
      Other...............................................      1.6
    Purchases of treasury stock...........................   (153.0)
    Dividends on Common and Preferred Stock...............   (117.0)
    Fair value adjustment--securities available for sale..    (65.3)
    Other.................................................      3.2
                                                           --------
  Balance, September 30, 1994............................. $2,884.5
                                                           ========

     The change in unrealized gains and losses on securities classified as available for sale was reported as a separate component of stockholders' equity, net of taxes, as noted above.

     The increase in the Tier I capital ratio at September 30, 1994, compared to December 31, 1993, was primarily attributable to the retention of earnings, partially offset by a higher level of risk-adjusted assets. The higher level of risk-adjusted assets, combined with a decline in includable subordinated debt, resulted in a decrease in the Company's Tier II capital, causing a decline in the Total capital ratio at September 30, 1994, compared to December 31, 1993. The increase in risk-adjusted assets was attributable to acquisitions during the nine months ended September 30, 1994, and increased securities lending transactions. The increase in the Company's Tier I leverage ratio from 7.22% at December 31, 1993 to 7.39% at September 30, 1994 was primarily due to the increase in stockholders' equity, partially offset by a higher level of quarterly average total assets.






















ASSET QUALITY                                                 28 of 36

Non-Performing Assets
- ---------------------
     Non-performing assets, which include non-accruing loans, restructured loans, and OREO, net of the OREO reserve, were $376.6 million at September 30, 1994, compared to $494.7 million at December 31, 1993. The following table presents non-performing asset and contractually past due loan information at September 30, 1994 and December 31, 1993 (contractually past due loan amounts are not included in non-performing loan or non-performing asset totals).

    (thousands)
    -----------                           September 30    December 31
                                              1994           1993
    Non-performing assets (a):            ------------    -----------
      Non-accruing loans:
        Domestic:
          Real estate.....................   $118,380        $184,610
          Other...........................    139,653         168,487
        Foreign...........................     15,467          11,913
                                             --------        --------
            Total.........................    273,500         365,010
      Restructured loans..................      9,414          13,871
                                             --------        --------
        Total Non-Performing Loans........    282,914         378,881
      Other real estate owned:
        Foreclosed property...............     95,277         103,344
        In-substance foreclosures.........      5,831          19,145
                                             --------        --------
          Total...........................    101,108         122,489
        Less reserve......................     (7,456)         (6,622)
                                             --------        --------
          Net.............................     93,652         115,867
                                             --------        --------
            Total Non-Performing Assets...   $376,566        $494,748
                                             ========        ========
      Contractually past due but still
        accruing loans (b):
          Consumer........................   $131,651        $133,112
          Other...........................      1,576           8,373
            Total Contractually Past Due     --------        --------
              But Still Accruing Loans....   $133,227        $141,485
                                             ========        ========

    Non-performing loans/loans (a)........     1.26%           1.77%
    Non-performing assets/loans
      and other real estate owned (a).....     1.68%           2.30%
    Reserve for possible credit losses/
      non-performing loans (a)............      207%            159%
    Reserve for possible credit losses/
      non-performing assets (a)...........      156%            122%
- -----------------
(a) Non-performing assets and non-performing loans exclude loans classified as contractually past due 90 days or more and still accruing, assets subject to FDIC loss-sharing provisions and assets classified as held for sale, which are included in other assets.
(b)  Accruing loans past due 90 days or more.

                                                              29 of 36

     Non-performing loans were $282.9 million at September 30, 1994, compared to $378.9 million at December 31, 1993. The decline in total non-performing loans primarily reflected payments and charge-offs resulting from continuing collection and workout efforts. In addition, the Company has experienced a decreased volume of loans migrating to non-accrual status during 1994.

     At September 30, 1994, OREO, net of a $7.4 million OREO reserve, was $93.7 million compared to $115.9 million at December 31, 1993. The September 30, 1994 balance consisted of foreclosed property of $95.3 million and in-substance foreclosures of $5.8 million.

     Loans that were 90 days or more past due but still accruing totaled $133.2 million compared to $141.5 million at December 31, 1993. Management's determination regarding the accrual of interest on these loans is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become non-performing assets or result in charge-offs in the future.

     In connection with the acquisition of assets from The Howard Savings Bank on October 2, 1992, the Company obtained certain assets subject to a loss-sharing arrangement with the FDIC. The Company's total net exposure on such assets was approximately $4.1 million at September 30, 1994, net of a $5.6 million reserve for possible losses.

     The Company pursues an accelerated disposition approach for certain assets. Such assets (classified as "assets held for sale") decreased from $88.4 million at December 31, 1993 to $50.8 million at September 30, 1994. The decrease occurred despite $24.0 million of gross additions throughout the nine months ended September 30, 1994, related to the acquisitions of Greenwich Financial Corporation, The Savings Bank of Rockland County and First Inter-Bancorp Inc. Assets held for sale are carried at the lower of adjusted cost or fair value.

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















Provision and Reserve for Possible Credit Losses              30 of 36
- ------------------------------------------------
     The following table provides detailed information pertaining to the Company's provision and reserve for possible credit losses and charge-off experience.
                           Three Months Ended      Nine Months Ended
                              September 30            September 30
                           ------------------    -------------------
   (thousands)               1994       1993       1994       1993
   -----------             --------   --------   --------   --------
   Balance at beginning
    of period............  $590,936   $656,890   $602,183   $610,353
   Provision.............    20,000     33,000     64,000    119,000
   Charge-offs...........   (39,536)  (105,059)  (120,206)  (227,552)
   Recoveries............     9,701     12,280     29,559     34,296
                           --------   --------   --------   --------
     Net charge-offs.....   (29,835)   (92,779)   (90,647)  (193,256)
                           --------   --------   --------   --------
   Acquired reserves.....     4,696      8,061     10,261     69,075
                           --------   --------   --------   --------
   Balance at end of
    period...............  $585,797   $605,172   $585,797   $605,172
                           ========   ========   ========   ========

     At September 30, 1994, the reserve for possible credit losses was $585.8 million, or 2.62% of total loans, compared to $602.2 million, or 2.82% of total loans, at December 31, 1993. The reserve was 207% of non-performing loans at September 30, 1994, compared to 159% at December 31, 1993.

     The provision for possible credit losses for the third quarter of 1994 was $20.0 million, compared to a third quarter 1993 provision of $33.0 million. The provision for possible credit losses for the nine months ended September 30, 1994 was $64.0 million, compared to $119.0 million for the same period in 1993. The levels of the provision and reserve for possible credit losses are based on management's ongoing assessment of the Company's credit exposure and consideration of a number of relevant variables. These variables include prevailing and anticipated domestic and international economic conditions, assigned risk ratings on credit exposures, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, certain off balance-sheet credit risks, the nature and level of non-performing assets and loans that have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management. The Company's risk rating system and the quarterly reporting process for problem and vulnerable credits are utilized by management in determining the adequacy of the Company's reserve for possible credit losses.

     Net charge-offs were $29.8 million in the third quarter of 1994, compared to $92.8 million in the same quarter of 1993. In the third quarter of 1994 and 1993, respectively, net charge-offs included $17.1 million and $27.2 million related to commercial borrowers, $4.1 million and $49.2 million in commercial real estate-related credits and $8.6 million and $16.4 million of consumer credits.



                                                              31 of 36

     Net charge-offs for the nine months ended September 30,1994 were $90.6 million, compared to $193.3 million for the same period in 1993. The net charge-offs in both periods represented a broad cross-section of the loan portfolio. For the nine months ended September 30, 1994 and 1993, respectively, net charge-offs included $47.3 million and $80.2 million related to commercial borrowers, $12.8 million and $76.8 million in commercial real estate-related credits, and $30.5 million and $36.3 million in consumer credits.

OREO Reserve
- ------------
     The following table presents information regarding the Company's provision and reserve for OREO:

                            Three Months Ended      Nine Months Ended
                               September 30           September 30
                            ------------------     ------------------
   (thousands)               1994       1993        1994       1993
   -----------              -------    -------     -------    -------
   Balance at beginning
    of period.............  $ 8,016    $13,092     $ 6,622    $ 5,765
   Provision..............    1,500      5,250       7,750     18,050
   Acquired reserves......     -           560         456      6,636
   Charge-offs and
     write-downs..........   (2,060)    (9,271)     (7,372)   (20,820)
                            -------    -------     -------    -------
   Balance at end of
    period................  $ 7,456    $ 9,631     $ 7,456    $ 9,631
                            =======    =======     =======    =======

     The OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of OREO properties between periodic evaluations, and for estimated selling costs.

























                                                              32 of 36
                      Part II - Other Information
                      ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits as required by Item 601 of Regulation S-K.

        (11)   Statement regarding computation of per share earnings.

        (27)   Financial Data Schedule

        (29) Letter from the Company's independent accountants referred to in Paragraph (d) of Rule 10-01 of Regulation S-X.


    (b)  Reports on Form 8-K filed during the third quarter:

          None.







































                                                              33 of 36
                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST FIDELITY BANCORPORATION






Wolfgang Schoellkopf
Vice Chairman
Chief Financial Officer
Date:  November 10, 1994






Anthony R. Burriesci
Executive Vice President
Corporate Controller
Date:  November 10, 1994