Form 10-K405
period 1994-12-31
FIRST FIDELITY BANCORPORATION /NJ/
filed 1995-03-02
CIK 823870

SECURITIES AND EXCHANGE COMMISSION                                     FORM 10-K
WASHINGTON, D.C. 20549

   (MARK ONE)
/X/                Annual Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year Ended December 31, 1994
/ /                Transition Report Pursuant to Section 13 or 15(d) of the Securities
                   Exchange Act of 1934 [No Fee Required]
                   For the transition period from             to
                   Commission File Number 1-9839

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

550 BROAD STREET                                               123 SOUTH BROAD STREET
NEWARK, NEW JERSEY 07102                                       PHILADELPHIA, PENNSYLVANIA 19109
(201)565-3200
(Address and telephone number, including area code, of registrant's principal executive offices)

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

Title of each class
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates as of January 31, 1995 was approximately $2.8 billion.

Number of shares of Common Stock outstanding as of January 31, 1995: 80,793,938.

Documents incorporated by reference:

Portions of the definitive proxy statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III.

                         FIRST FIDELITY BANCORPORATION

                               Table of Contents

                                                                            PAGE
PART I
 Item 1.     Business.....................................................    1
 Item 2.     Properties...................................................   10
 Item 3.     Legal Proceedings............................................   10
 Item 4.     Submission of Matters to a Vote of Security Holders..........   10
 Item 4A.    Executive Officers of the Registrant.........................   10
PART II
 Item 5.     Market for the Registrant's Common Equity and Related
             Stockholder
             Matters......................................................   13
 Item 6.     Selected Financial Data......................................   14
 Item 7.     Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations........................................   15
 Item 8.     Financial Statements and Supplementary Data..................   40
 Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   76
PART III
 Item 10.    Directors of the Registrant..................................   76
 Item 11.    Executive Compensation.......................................   76
 Item 12.    Security Ownership of Certain Beneficial Owners and
             Management...................................................   76
 Item 13.    Certain Relationships and Related Transactions...............   76
PART IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.....................................................   76

SIGNATURES................................................................   78

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

     First Fidelity Bancorporation (the "Company" or "First Fidelity") is a bank holding company which was organized as a corporation under New Jersey law in 1987. On February 29, 1988, the Company became the successor to and the holder of all of the capital stock of First Fidelity Incorporated ("FFI"), a New Jersey bank holding company, and Fidelcor, Inc., a Pennsylvania bank holding company.

     The Company has a centralized organizational structure, with uniform policies and procedures. Functions such as asset and liability management, corporate operations and systems, credit policy, audit, legal services, employee hiring and benefits and financial planning are conducted at the holding company level, while day-to-day banking activities are managed by the Company's two bank subsidiaries (collectively, the "Subsidiary Banks"). Important management decisions are addressed at bi-weekly meetings of the Office of the Chairman of the Company, chaired by Anthony P. Terracciano, Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and including Wolfgang Schoellkopf, Vice Chairman and Chief Financial Officer of the Company, Peter C. Palmieri, Vice Chairman and Chief Credit Officer of the Company, Leslie
E. Goodman, Senior Executive Vice President of the Company, Roland K. Bullard II, Senior Executive Vice President of the Company and Donald C. Parcells, Senior Executive Vice President of the Company.

     As of December 31, 1994, the Subsidiary Banks operated a general banking business from 701 full-service offices located in New Jersey, eastern Pennsylvania, Connecticut, Maryland and southern New York State. The Subsidiary Banks also have offices in London, the Cayman Islands and New York City. As of December 31, 1994, the Company and its subsidiaries employed approximately 12,000 persons on a full-time basis. For information with respect to contemplated branch consolidations and personnel reductions, see
"Business -- 1995 Cost Reduction Program".

RECENT TRANSACTIONS

     During 1994, the Company entered into a variety of transactions which, in the aggregate, were significant to its business, operations and structure, including the following:

          (i) ACQUISITIONS. During 1994, the Company expanded its branch network into Maryland, significantly strengthened its presence in New York, and filled in gaps in its branch network in Pennsylvania and Connecticut. In addition, the Company announced that it had entered into agreements to acquire a banking institution in Wilmington, Delaware. This acquisition is expected to be consummated in the first quarter of 1995. The transactions are summarized below:

                 COMPLETED ACQUISITIONS

            a. On January 31, 1994, the Company completed its acquisition for $41.9 million in cash of Greenwich Financial Corporation and its subsidiary, Greenwich Federal Savings and Loan Association ("Greenwich Federal"), which had $410 million in assets and seven branches. Greenwich Federal operated in the Greenwich/Stamford area of Fairfield County, Connecticut.

            b. On March 25, 1994, the Company acquired BankVest Inc. and its two branch and $99 million in assets subsidiary First Peoples National Bank of Edwardsville, Pennsylvania, for $19.7 million in cash.

            c. On May 12, 1994, the Company completed the acquisition of The Savings Bank of Rockland County, of Spring Valley, New York, an organization with $184 million in assets, for $5.9 million in cash.

            d. On June 10, 1994, the Company acquired four branches ($62 million in deposits) of the John Hanson Federal Savings Bank from the Resolution Trust Corporation. These branches were acquired by First Fidelity Bank, FSB, a newly formed thrift subsidiary of the Company having its headquarters in Beltsville, Maryland.

            e. On August 20, 1994, the Company completed the acquisition of First Inter-Bancorp Inc., Fishkill, New York, for $56 million in cash. First Inter-Bancorp's subsidiary, Mid-Hudson Savings Bank, with $504 million in assets and sixteen branches, was merged into First Fidelity Bank, N.A., New York.

            f. On November 18, 1994, First Fidelity Bank, N.A. acquired two branches, located in Brodheadsville and Effort, in Monroe County Pennsylvania, from PNC Bank, N.A.

            g. On November 29, 1994, First Fidelity completed the acquisition of Baltimore Bancorp. Baltimore Bancorp had assets of $2.1 billion and deposits of $1.7 billion at closing. Baltimore Bancorp's forty one branch banking subsidiary, The Bank of Baltimore, was merged into First Fidelity Bank, N.A.

            h. On January 20, 1995, First Fidelity Bank, N.A. acquired the deposits and deposit-related loans of the Katonah branch (Westchester County, New York) of Emigrant Savings Bank.

                 PENDING ACQUISITIONS

            a. On July 22, 1994, First Fidelity entered into a definitive agreement to acquire First State Bank, a state-chartered commercial bank with assets of $32.2 million and two offices located in Wilmington, Delaware. Subject to receipt of all applicable regulatory approvals, the acquisition is expected to close by the end of the first quarter of 1995.

            b. On February 7, 1995, the Company announced that First Fidelity Bank, N.A. had entered into an agreement to acquire the 24 branches and $1.1 billion in deposits in Maryland of Household Bank, FSB for a premium of $76.1 million.

          (ii) INTERNAL CONSOLIDATION. In 1994, the Company, through a series of mergers and head office relocations, combined its New Jersey, Pennsylvania, New York and Maryland banking operations under a single national bank headquartered in Elkton, Maryland and now known as First Fidelity Bank, N.A. In addition, on January 20, 1995, Union Trust Company, which conducts the Company's Connecticut banking business, changed its name to First Fidelity Bank.

          (iii) CAPITAL MARKETS ACTIVITIES. On February 2, 1994, the Company issued $200 million of floating rate senior notes due August 2, 1996.

          (iv) COMMON STOCK REPURCHASE PROGRAM. On October 21, 1993, the Company's Board of Directors (the "Board") authorized the acquisition of up to 2% of First Fidelity's outstanding Common Stock in any calendar year, through open market or privately-negotiated transactions. On March 7, 1994, the Board authorized the acquisition of up to an additional 1,300,000 shares of Common Stock in 1994, and on October 20, 1994, the Board authorized the acquisition of an additional 2,000,000 shares of Common Stock. During 1994, the Company repurchased 3,795,700 shares of its Common Stock, at an average price of $44.77 per share. Pursuant to such Board authorizations, entering 1995, the Company had remaining authority to repurchase approximately 2.7 million shares of its Common Stock during 1995. The Company is entering the market from time to time to repurchase these shares. Banco Santander, S.A. (together with its wholly-owned subsidiary, FFB Participacoes e Servieos, S.A., Funchal, Portugal, the current owner of the shares, "Santander"), which at the end of 1994 owned 24.8% of First Fidelity's outstanding voting stock, has received regulatory approval to increase such ownership to 30%. It will purchase stock in the open market. In 1994, the Company also continued its program of purchasing its Common Stock, through an independent agent, for issuances under its dividend reinvestment plan and stock option plans. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Capital".

          (v) DIVIDEND INCREASES. The Board increased the regular dividend on the Company's Common Stock on January 20, 1994 from $.37 to $.42 per share. On October 17, 1994, the Board further increased the regular dividend from $.42 to $.50 per share.

RELATIONSHIP WITH BANCO SANTANDER

     During 1994, the Company issued 4,752,500 shares of its Common Stock to Santander, pursuant to the terms of the Investment Agreement (the "Investment Agreement"), dated as of March 18, 1991, between Santander and the Company. Of such shares, 2,376,250 were issued on March 29, 1994 and 2,376,250 were issued on June 14, 1994 pursuant to Santander's exercise of all of its remaining Warrants to purchase up to 9,505,000 shares of Common Stock at $25.50 per share.

     At December 31, 1994, Santander held certain acquisition gross up rights to acquire $45.9 million (remaining from the original $100 million amount under the Investment Agreement) in value of Common Stock (or other equity securities of First Fidelity). By its terms, the Investment Agreement and Santander's rights to exercise its acquisition gross up rights terminate on December 27, 1995.

     The Investment Agreement also provides Santander with gross up rights in the event that First Fidelity issues equity (other than pursuant to an employee benefit plan or upon conversion of convertible securities) in order to insure that Santander maintains the same proportional interest in any class of outstanding equity. These gross up rights give Santander the right to acquire such equity securities on the same terms (including price) as the terms on which the equity being issued by the Company is issued to third parties. Such rights also terminate December 27, 1995.

     Santander has received regulatory approval to increase its holdings of the Company's stock to 30% by open market purchases of the stock.

1995 COST REDUCTION PROGRAM

     The Company is implementing a 1995 cost reduction program which involves the accelerated integration of recent acquisitions, consolidation of the branch system from 710 offices to 670 offices, reduction of internal paper work requirements, rationalization of work flow and processes, and reductions in staff.

     Full-time equivalent employment, which totaled about 13,100 at December 31, 1994, will be reduced by about 7.7% during the course of 1995 through this program and as a result of the integration of The Bank of Baltimore. While a significant part of the staff reduction will be accomplished through attrition, the program will require approximately $5 million in related charges in 1995. The goal of the program is to offset virtually all of the former Bank of Baltimore's expense base.

                   BUSINESS OF FIRST FIDELITY'S SUBSIDIARIES

BANK SUBSIDIARIES

     First Fidelity's Subsidiary Banks consist of First Fidelity Bank, N.A. ("FFB-NA") and First Fidelity Bank ("FFB-CT") (a Connecticut-chartered commercial bank). First Fidelity's Subsidiary Banks operate primarily in New Jersey, eastern Pennsylvania, southern New York, Maryland and Connecticut. This marketplace is characterized by a diversified industry base (including a number of well-known, large companies as well as many successful smaller and mid-sized businesses), four key ports on the East Coast (Baltimore, Philadelphia, New York/Newark and New Haven/New London) and a well-educated work force.

     First Fidelity, through its Subsidiary Banks, offers a broad range of lending, depository and related financial services to individual consumers, businesses and governmental units. Commercial lending services provided by the Subsidiary Banks include short and medium term loans, revolving credit arrangements, lines of credit, asset-based lending, equipment leasing, real estate construction loans and mortgage loans. Consumer banking services include various types of deposit accounts, secured and unsecured loans, consumer installment loans, mortgage banking services, mortgage loans, automobile leasing and other consumer-oriented services.

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

     Fiduciary services are available through the Subsidiary Banks and include trustee services for corporate and municipal securities issuers and investment management and advisory services to individuals, corporations, organizations and other institutional investors. The Subsidiary Banks act as investment adviser to and provide management services for a number of mutual funds, including several proprietary funds of First Fidelity designed primarily for trust customers and corporate and retail banking customers of the Subsidiary Banks. The Subsidiary Banks administer, in a fiduciary capacity, pensions, personal trusts and estates. They also act as transfer agent, registrar, paying agent and in other corporate agency capacities.

     The Subsidiary Banks offer international banking services through their domestic offices, correspondent banks, and foreign offices. The Subsidiary Banks' foreign banking and international activities presently consist primarily of short-term trade-related financing and the extension of credit to foreign banks and governments and foreign and multinational companies.

     First Fidelity Bank, N.A. and Bankers Trust Company of New York, each own fifty percent of Global Processing Alliance, Inc., which provides check-processing and related services to depository institutions including its owners.

NONBANK SUBSIDIARIES

     The Company has several nonbank subsidiaries, including entities which provide insurance brokerage services, community development assistance, securities brokerage services, mortgage banking and consumer leasing.

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

     First Fidelity's competition is not limited to financial institutions based in New Jersey, Pennsylvania, Connecticut, Maryland and New York. A number of large out-of-state and foreign banks, bank holding companies, consumer finance companies and other financial institutions have an established market presence in New Jersey, Pennsylvania, Connecticut, Maryland and southern New York State. Many of the financial institutions operating in First Fidelity's market area engage in local, regional, national and international operations and some of such institutions are larger than the Company.

                           SUPERVISION AND REGULATION

GENERAL

     The Company, Northeast Bancorp Inc. ("Northeast") and FFI are bank holding companies within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and are registered as such with the Federal Reserve Board. As bank holding companies, the Company and FFI also are subject to regulation by the New Jersey Department of Banking (the "New Jersey Department"), and the Company and Northeast are subject to regulation by the Connecticut Department of Banking (the "Connecticut Department").

     FFB-NA is a national bank subject to the regulation and supervision of, and regular examination by, the Office of the Comptroller of the Currency (the "OCC"), as well as regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Federal Reserve Board. FFB-CT is subject to the regulation and supervision of, and regular examination by, the FDIC and the Connecticut Department.

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

     Under Federal Reserve Board policy, the Company is expected to act as a source of strength to each Subsidiary Bank and to commit resources to support each Subsidiary Bank. Such support may be required at times when, absent such Federal Reserve Board policy, the Company would not otherwise provide it. In addition, any capital loans by the Company or any subsidiary to any of the Subsidiary Banks would be subordinate in right of payment to deposits and to certain other indebtedness of such Subsidiary Bank.

     The Act also restricts the types of businesses and operations in which a bank holding company and its subsidiaries may engage. Generally, permissible activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

     The operations of the Subsidiary Banks are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the types of services which may be offered and restrictions on the ability to acquire deposits under certain circumstances. Various consumer laws and regulations also affect the operations of the Subsidiary Banks.

     Approval of the OCC is required for branching by FFB-NA and for bank mergers in which the continuing bank is a national bank. Approval of the Office of Thrift Supervision is required in connection with certain acquisitions of thrift institutions as well as for establishment of a de novo federal savings bank. In addition, approval of the relevant state banking authorities and the FDIC is required in connection with certain fundamental corporate changes involving state-chartered banks (such as FFB-CT) or other banking entities.

     Federal law provides for the enforcement of any pro rata assessment of stockholders of a national bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed stockholder failing to pay the assessment. FFI, as stockholder of FFB-NA, is subject to such provisions.

ACQUISITIONS -- INTERSTATE BANKING

     First Fidelity is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. Acquisitions that may be under consideration at any time include, without limitation, acquisitions of banking organizations and thrift or savings type associations or their assets or liabilities or acquisitions of other financial services companies or their assets or liabilities. Depository organizations targeted by First Fidelity for acquisition would generally be based in markets in which the Company presently operates or in markets in proximity to one of the Company's then existing markets. First Fidelity contemplates that any such acquisitions would be financed through a combination of working capital and issuances of equity and debt securities.

     Federal law currently precludes the Federal Reserve Board from approving the acquisition by a bank holding company of the voting shares of, or substantially all the assets of, any bank (or its holding company) located in a state other than that in which the acquiring bank holding company's banking subsidiaries conducted their principal operations on the date such company became a bank holding company unless such acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") authorizes bank holding companies to engage in interstate acquisitions of banks, without geographic limitations, beginning September 29, 1995.

     The Interstate Act permits (i) adequately managed bank holding companies to engage in interstate acquisitions of banks beginning September 29, 1995, (ii) interstate branching through interstate bank mergers and acquisitions beginning June 1, 1997 (subject to the ability of states to permit such mergers and acquisitions earlier or to prohibit them) and (iii) other interstate branching through the establishment of de novo branches if authorized by state law.

DIVIDEND RESTRICTIONS

     The Company is a legal entity separate and distinct from the Subsidiary Banks and its nonbank subsidiaries. Virtually all of the revenue of the Company available for payment of dividends on its capital stock will result from amounts paid to the Company by FFI and Northeast from dividends received from their respective Subsidiary Bank. All such dividends are subject to various limitations imposed by federal and state laws and by regulations and policies adopted by federal and state regulatory agencies.

     FFB-NA as a national bank is required by federal law to obtain the approval of the OCC for the payment of dividends if the total of all dividends declared by the Board of Directors of such bank in any year will exceed the total of such bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. National banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined).

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

     Under the above-mentioned restrictions, in 1995 the Subsidiary Banks, without affirmative governmental approvals, could declare aggregate dividends of approximately $131 million plus an amount approximately equal to the net profits (as measured under current regulations), if any, earned by the Subsidiary Banks for the period from January 1, 1995 through the date of declaration less dividends previously paid in 1995, subject to the limitations described elsewhere herein. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

     If, in the opinion of the applicable regulatory authority, a bank or bank holding company under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or bank holding company, could include the payment of dividends), such authority may require that such bank or bank holding company cease and desist from such practice, or require the bank or bank holding company to limit dividends in the future. In addition, the Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Finally, as described elsewhere herein, the regulatory authorities have established guidelines and under FDICIA have adopted regulations (and may in the future adopt additional regulations) with respect to the maintenance of appropriate levels of capital by a bank or bank holding company under their jurisdiction. Compliance with the standards set forth in such policy statements, guidelines and regulations could limit the amount of dividends which the Company and its bank and bank holding company affiliates may pay. In addition, the Company and its Subsidiary Banks discuss overall capital adequacy, including the payment of dividends, on at least a quarterly basis with their respective appropriate Federal regulatory authorities.

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

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum leverage ratio (Tier I capital to quarterly average total assets less goodwill and certain intangibles) of 3% for bank holding companies that meet certain criteria, including that they maintain the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. The Federal Reserve Board has not advised First Fidelity of any specific minimum leverage ratio under these guidelines which would be applicable to First Fidelity. The guidelines also indicate that, when appropriate, including when a bank holding company is undertaking expansion, engaging in new activities or otherwise facing unusual or abnormal risk, the Federal Reserve Board will consider a "tangible Tier I leverage ratio" (deducting all intangibles) in making an overall assessment of capital adequacy. Failure to satisfy regulators that a bank holding company will comply fully with capital adequacy guidelines upon consummation of an acquisition may impede the ability of a bank holding company to consummate such acquisition, particularly if the acquisition involves payment of consideration other than common stock. In many cases, the regulatory agencies will not approve acquisitions by bank holding companies and banks unless their capital ratios are well above regulatory minimums.

     In 1993, the Federal Reserve Board adopted changes to the risk-based capital and leverage ratio calculations which require that most intangibles, including core deposit intangibles and goodwill (but excluding qualifying purchased credit card relationships and purchased mortgage servicing rights), be deducted for the purpose of calculating Tier I and total capital. Under the rule, bank holding companies are permitted to include certain identifiable intangible assets, such as core deposit intangibles, in calculating capital to the extent that such intangibles were acquired prior to February 19, 1992. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

     The Company's Subsidiary Banks are subject to capital requirements which generally are similar to those affecting the Company. As described below under "FDICIA", the federal banking agencies have established certain minimum levels of capital which are consistent with statutory requirements. As of December 31, 1994, 1993 and 1992, the Company and the Subsidiary Banks had capital in excess of all regulatory minimums.

     The Federal Reserve Board, the FDIC and the OCC have adopted a rule to implement the requirement under FDICIA that risk-based capital standards take account of interest rate risk. The rule focuses on institutions having relatively high levels of measured interest rate risk, and considers the effect that changing interest rates would have upon the value of an institution's assets, liabilities, and off balance-sheet positions. First Fidelity's risk profile (as defined) is such that the rule has no impact on the capital ratios or operations of the Company and its Subsidiary Banks.

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

     A depository institution is considered well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level is a level of tangible equity equal to not less than 2% of total assets and not more than 65% of the minimum leverage ratio at levels prescribed by regulation (except to the extent that 2% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating or is deemed to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. Under applicable regulations, for an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier I risk-based capital ratio of at least 6% and a Tier I leverage ratio of at least 5% and not be subject to any specific capital order or directive. As of December 31, 1994, both of the Company's Subsidiary Banks were "well capitalized" as defined under FDICIA. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Asset and Liability Management" and "-- Capital".

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

     Regulations promulgated under FDICIA also require that an institution monitor its capital levels closely and notify its appropriate federal banking regulators within 15 days of any material events that affect the capital position of the institution. FDICIA also contains a variety of other provisions that affect the operations of the Company, including certain reporting requirements, regulatory standards and guidelines for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, certain restrictions on investments and activities of state-chartered insured banks and their subsidiaries, limitations on credit exposure between banks, restrictions on loans to a bank's insiders, guidelines governing regulatory examinations and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

     FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares (if feasible) and such other standards as the agency deems appropriate.

     Finally, FDICIA limits the discretion of the FDIC with respect to deposit insurance coverage by requiring that, except in very limited circumstances, the FDIC's course of action in resolving a problem bank must constitute the "least costly resolution" for the Bank Insurance Fund ("BIF") or the Savings Association Insurance Fund ("SAIF"), as the case may be. The FDIC has interpreted this standard as requiring it not to protect deposits exceeding the $100,000 insurance limit in more situations than was previously the case. In addition, FDICIA prohibits payments by the FDIC on uninsured deposits in foreign branches of U.S. banks, and severely limits the "too big to fail" doctrine under which the FDIC formerly protected deposits exceeding the $100,000 insurance limit in certain failed banking institutions.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. FIRREA and the Crime Control Act of 1990 expand the enforcement powers available to federal banking regulators, including providing greater flexibility to impose enforcement action, expanding the category of persons dealing with a bank who are subject to enforcement action, and increasing the potential civil and criminal penalties. In addition, in the event of a holding company insolvency, the Crime Control Act of 1990 affords a priority in respect of capital commitments made by the holding company on behalf of its Subsidiary Banks. The consummation of the Investment Agreement with Santander caused the FDIC-insured depository institutions controlled by Santander and the FDIC-insured depository institutions controlled by the Company to become commonly controlled for FIRREA purposes, and would have subjected these institutions to the foregoing provisions were it not for the grant of an exemption from liability by the FDIC which was granted effective December 27, 1991. A condition to effectiveness of such exemption is a requirement that Santander not control 25% or more of the voting securities of the Company. Santander currently owns more than 25% of the Company's voting securities and, therefore, the exemption has lapsed. See also "FDICIA".

ANNUAL INSURANCE ASSESSMENTS

     Under FIRREA, the Federal Savings and Loan Insurance Corporation, which insured savings and loan associations and federal savings banks, was replaced by the SAIF, which is administered by the FDIC. A separate fund, the BIF, which was essentially a continuation of the FDIC's then existing fund, was established for banks and state savings banks. The Subsidiary Banks generally are subject to deposit insurance assessments by BIF. As a result, however, of the Company's acquisition of various branches and deposits of SAIF-insured depository institutions, a portion of the Company's deposit base is subject to deposit insurance assessment by SAIF.

     The FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to its level of risk. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized and the institution's "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution is assigned an annual FDIC assessment rate per $100 of insured deposits varying between 0.23% per annum (for well capitalized Subgroup A institutions) and 0.31% per annum (for undercapitalized Subgroup C institutions). Well capitalized Subgroup B and Subgroup C institutions will be assigned assessment rates per $100 of insured deposits of 0.26% per annum and 0.29% per annum, respectively. As of December 31, 1994, the Subsidiary Banks were well capitalized.

     The FDIC has proposed a reduction in the BIF insurance assessment for well capitalized Subgroup A banks to 0.04% per annum. A significant decrease in the assessment could have a positive impact on the Company's results of operations.

DEPOSITOR PREFERENCE STATUTE

     Legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

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

                        EFFECT OF GOVERNMENTAL POLICIES

     The earnings of the Subsidiary Banks and, therefore, of the Company are affected not only by domestic and foreign economic conditions, but also by the monetary and fiscal policies of the United States and its agencies (particularly the Federal Reserve Board), foreign governments and other official agencies. The Federal Reserve Board can and does implement national monetary policy, such as the curbing of inflation and combating of recession, by its open market operations in United States Government securities, control of the discount rate applicable to borrowings and the establishment of reserve requirements against deposits and certain liabilities of depository institutions. The actions of the Federal Reserve Board influence the level of loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary and fiscal policies are not predictable.

     From time to time, various proposals are made in the United States Congress and the New Jersey, Pennsylvania, New York, Maryland and Connecticut legislatures and before various regulatory authorities which would alter the powers of different types of banking organizations or remove restrictions on such organizations and which would change the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether any of such proposals will be adopted and the impact, if any, of such adoption on the business of the Company.

ITEM 2.  PROPERTIES

     As of December 31, 1994, the Company had 852 properties, of which 415 were owned (including 35 on leased land) and 437 were leased. The owned properties aggregate approximately 4.7 million square feet. The leased properties aggregate approximately 2.8 million square feet and, in 1994, required (with the 35 land leases) approximately $28.3 million in rental payments.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age (as of December 31, 1994) of each current executive officer of the Company, the positions and offices with the Company and its subsidiaries presently held by each such officer and a brief account of the business experience of each such officer for the past five years. Each officer is appointed by the Company's Board of Directors to serve for a term of one year. Unless otherwise noted, each officer has held the position indicated for at least five years.

                               EXECUTIVE
                                OFFICER              POSITION WITH FIRST FIDELITY AND ITS
       NAME AND AGE              SINCE                 SUBSIDIARIES; BUSINESS EXPERIENCE
- ---------------------------    ---------     -----------------------------------------------------
Jay A. Anglada, 55              1988         Executive Vice President (1989 to date) and Head of
                                               Trust Activities (1989 to 1995) of the Company;
                                               Executive Vice President (1989 to date) and Senior
                                               Trust Officer (1989 to 1995) of FFB-NA

                               EXECUTIVE
                                OFFICER              POSITION WITH FIRST FIDELITY AND ITS
       NAME AND AGE              SINCE                 SUBSIDIARIES; BUSINESS EXPERIENCE
- ---------------------------    ---------     -----------------------------------------------------
Roland K. Bullard II, 50        1991         Senior Executive Vice President (May 1991 to date) of
                                               the Company; held various executive positions with
                                               CoreStates Financial Corp and its Subsidiaries
                                               (prior years to April 1991)

Anthony R. Burriesci, 47        1990         Executive Vice President and Corporate Controller
                                               (April 1990 to date) of the Company; Executive Vice
                                               President (1989 to April 1990) of The Bank of New
                                               York

Joseph A. Cicero, 50            1995         Vice Chairman and Chief Operating Officer
                                               (December 1994 to date) of FFB-NA-Maryland
                                               Division; Executive Vice President and Chief
                                               Financial Officer (January 1992 to December 1994)
                                               of Baltimore Bancorp; Executive Vice President and
                                               Chief Financial Officer (prior years to 1992) of
                                               Perpetual Savings Bank, FSB, Virginia

Michael A. Gallagher, 47        1993         Executive Vice President, Corporate Operations and
                                               Systems (June 1993 to date) of the Company; Senior
                                               Vice President, Staff Services (June 1990 to May
                                               1993) of the Company; Vice President (prior years
                                               to May 1990) of Chase Manhattan Bank, N.A.

Leslie E. Goodman, 51           1988         Senior Executive Vice President (February 1990 to
                                               date) of the Company; held various executive
                                               positions with the Company and its subsidiaries
                                               (prior years to February 1990)

William A. Karmen, 53           1988         Executive Vice President, Human Resources (1989 to
                                               date) of the Company

Michael L. LaRusso, 49          1990         Executive Vice President (December 1990 to date),
                                               Director of Audit and Policy Development (February
                                               1990 to date) and Senior Vice President (February
                                               1990 to December 1990) of the Company; Senior
                                               National Bank Examiner (prior years to February
                                               1990) of the OCC

James L. Mitchell, 57           1990         General Counsel (May 1990 to date) and Executive Vice
                                               President and Secretary (July 1990 to date) of the
                                               Company; Deputy General Counsel (prior years to May
                                               1990) of Citicorp and Citibank, N.A.

Thomas H. O'Brien, Jr., 51      1993         Executive Vice President (January 1992 to date) of
                                               the Company; President and Chief Operating Officer
                                               (June 1993 to date) of FFB-CT; Senior Vice
                                               President (March 1990 to December 1992) of the
                                               Company; Executive Vice President/Chief Credit
                                               Policy Officer and various other positions (prior
                                               years to March 1990) of Chemical New Jersey
                                               Holdings, Inc. and Senior Vice President of
                                               Chemical Banking Corp.

                               EXECUTIVE
                                OFFICER              POSITION WITH FIRST FIDELITY AND ITS
       NAME AND AGE              SINCE                 SUBSIDIARIES; BUSINESS EXPERIENCE
- ---------------------------    ---------     -----------------------------------------------------
Peter C. Palmieri, 60           1990         Vice Chairman and Chief Credit Officer (February 1990
                                               to date) of the Company; Senior Executive Vice
                                               President (prior years to February 1990) of The
                                               Bank of New York

Donald C. Parcells, 51          1990         Senior Executive Vice President (June 1994 to date)
                                               of the Company; held various executive positions
                                               with the Company (February 1990 to June 1994);
                                               Managing Director, Institutional Product Group
                                               (prior years to February 1990) of Marine Midland
                                               Bank, N.A.

Frederick H. Pennekamp, 46      1988         Executive Vice President (1989 to date) and Treasurer
                                               (1988 to date) of the Company

Wolfgang Schoellkopf, 62        1990         Vice Chairman and Chief Financial Officer (March 1990
                                               to date) of the Company; Executive Vice President
                                               (prior years to March 1990) of Shearson Lehman
                                               Hutton Inc.

Anthony P. Terracciano, 56      1990         Chairman of the Board, President and Chief Executive
                                               Officer (February 1990 to date) of the Company;
                                               President and Chief Operating Officer (prior years
                                               to February 1990) of Mellon Bank Corporation and
                                               Mellon Bank

Kenneth H. Thorn, 46            1991         Executive Vice President (May 1991 to date) of the
                                               Company; President and Chief Operating Officer,
                                               FFB-NY (August 1993 to October 1994); President,
                                               Chief Operating Officer and Director (July 1989
                                               through December 1990) of United Savings
                                               Association of Texas F.S.B. and United Savings
                                               Association of the Southwest F.S.B.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     First Fidelity's Common Stock is listed on the New York Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock, as reported in the consolidated transaction reporting system, and the dividends declared thereon, for the periods indicated below:

                                                                              HIGH      LOW        DIVIDEND
                                                                              ----      ----       --------
     1994
     -----------------------------------------------------------------------
       Quarter ended December 31, 1994......................................  $46 1/8    $ 41        $.50
       Quarter ended September 30, 1994.....................................   47 3/8      42         .42
       Quarter ended June 30, 1994..........................................   48 1/4      43 1/4     .42
       Quarter ended March 31, 1994.........................................   45 7/8      42 1/2     .42

     1993
     -----------------------------------------------------------------------
       Quarter ended December 31, 1993......................................   47          40 1/8     .37
       Quarter ended September 30, 1993.....................................   49 1/2      45 3/8     .37
       Quarter ended June 30, 1993..........................................   51          42 3/8     .37
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

     As of December 31, 1994 the Company had approximately 29,900 holders of record of its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with First Fidelity's Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

                                                                                  YEAR ENDED DECEMBER 31
                                                          -----------------------------------------------------------------------
                                                             1994           1993           1992           1991           1990
                                                          -----------    -----------    -----------    -----------    -----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:
Interest income (taxable equivalent)....................  $ 2,164,619    $ 2,078,936    $ 2,168,744    $ 2,431,462    $ 2,773,458
Interest expense........................................      732,036        691,513        920,712      1,327,889      1,712,137
                                                          -----------    -----------    -----------    -----------    -----------
Net interest income (taxable equivalent)................    1,432,583      1,387,423      1,248,032      1,103,573      1,061,321
Less: tax equivalent adjustment.........................       28,467         33,740         39,463         47,502         53,890
                                                          -----------    -----------    -----------    -----------    -----------
  Net Interest Income...................................    1,404,116      1,353,683      1,208,569      1,056,071      1,007,431
Provision for possible credit losses....................       79,000        148,000        228,000        298,000        498,000
                                                          -----------    -----------    -----------    -----------    -----------
  Net Interest Income after Provision for Possible
    Credit Losses.......................................    1,325,116      1,205,683        980,569        758,071        509,431
Net securities transactions.............................       17,720          7,017          4,825         53,566         24,387
Other non-interest income...............................      399,224        376,483        327,551        340,124        338,083
Non-interest expense....................................    1,069,629      1,014,699        916,846        871,747        883,151
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes and cumulative effect
  of changes in
  accounting principles.................................      672,431        574,484        396,099        280,014        (11,250)
Income taxes (benefit)..................................      221,368        178,025         82,362         58,773         (5,125)
                                                          -----------    -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of changes in
  accounting principles.................................      451,063        396,459        313,737        221,241         (6,125)
Cumulative effect of changes in accounting principles,
  net of tax............................................           --          2,373             --             --             --
                                                          -----------    -----------    -----------    -----------    -----------
  Net Income (Loss).....................................      451,063        398,832        313,737        221,241         (6,125)
Dividends on Preferred Stock............................       20,667         20,653         21,061         17,176         13,283
                                                          -----------    -----------    -----------    -----------    -----------
  Net Income (Loss) Applicable to Common Stock..........  $   430,396    $   378,179    $   292,676    $   204,065    $   (19,408)
                                                          ===========    ===========    ===========    ===========    ===========
PER COMMON SHARE:
Primary:
  Income (loss) before cumulative effect of changes in
    accounting principles...............................       $ 5.21         $ 4.63         $ 3.89         $ 3.37         $ (.33)
  Cumulative effect of changes in accounting principles,
    net of tax..........................................           --            .03             --             --             --
  Net income (loss) -- primary..........................         5.21           4.66           3.89           3.37           (.33)
Fully diluted(1):
  Income (loss) before cumulative effect of changes in
    accounting principles...............................         5.11           4.55           3.77           3.31             --
  Cumulative effect of changes in accounting principles,
    net of tax..........................................           --            .03             --             --             --
  Net income (loss) -- fully diluted....................         5.11           4.58           3.77           3.31             --
Dividends(2)............................................         1.76           1.44           1.23           1.20           1.10
Book value..............................................        32.69          31.39          27.33          24.35          22.22
Average shares outstanding:
  Primary...............................................   82,558,372     81,207,162     75,219,642     60,562,567     59,189,692
  Fully diluted.........................................   86,311,333     84,980,978     80,523,116     64,785,955     63,005,045
RATIOS:
Return on average assets(3).............................         1.34%          1.27%          1.06%           .77%          (.02)%
Return on average stockholders' equity(3)...............        16.08          16.19          15.18          13.69           (.40)
Return on average common stockholders' equity(4)........        16.71          16.94          15.96          14.35          (1.42)
Average stockholders' equity to average assets..........         8.32           7.82           7.01           5.63           5.10
Common dividend payout(5)...............................           34             31             30             35             --
FINANCIAL CONDITION AT YEAR-END:
Assets..................................................  $36,215,696    $33,762,585    $31,480,297    $30,215,229    $29,110,344
Loans...................................................   23,801,241     21,386,911     18,377,695     17,341,517     18,530,304
Deposits................................................   28,906,852     28,143,022     27,004,835     25,218,550     23,080,110
Long-term debt..........................................      813,623        613,058        581,508        918,885      1,116,987
Preferred Stock.........................................      229,707        230,422        232,172        232,236        157,271
Common stockholders' equity.............................    2,647,268      2,508,006      2,025,478      1,712,546      1,325,182

- ---------------
(1) Anti-dilutive in 1990.
(2) As a result of a change in the schedule of Common Stock dividend declaration dates in 1990, the fourth quarter of 1990 regular common dividend was declared on January 17, 1991, payable on February 8, 1991, to stockholders of record on January 28, 1991.
(3) Net income (loss).
(4) Net income (loss) applicable to Common Stock.
(5) Not statistically meaningful in 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying notes appearing later in this document. When necessary, reclassifications have been made to prior years' data throughout the following discussion and analysis for purposes of comparability with 1994 data.

SUMMARY

     First Fidelity's net income for the year ended December 31, 1994 was $451.1 million, or $5.21 per common share on a primary basis and $5.11 per common share on a fully-diluted basis. These results compare to net income of $398.8 million, or $4.66 per common share on a primary basis and $4.58 per common share on a fully-diluted basis for 1993. The Company's 1993 net income reflects the cumulative effect of changes in accounting principles, which increased net income $2.4 million, or $.03 per common share on both a primary and fully-diluted basis. The Company's net income in 1992 was $313.7 million, or $3.89 per common share on a primary basis and $3.77 per common share on a fully-diluted basis. The 13.1% improvement in 1994 net income over 1993 reflects a lower provision for possible credit losses, increased net interest income, and higher non-interest income, partially offset by higher non-interest expense, and an increased provision for income taxes.

     Return on average stockholders' equity was 16.08% in 1994, compared to 16.19% in 1993 and 15.18% in 1992. Return on average assets was 1.34% in 1994 compared to 1.27% in 1993 and 1.06% in 1992.

     Total non-performing assets decreased 34% to $328.9 million at December 31, 1994, from $494.7 million at December 31, 1993, due to continuing workout and collection efforts, including payments and charge-offs, a strengthening economy, and a reduced volume of loans migrating to non-performing status. The ratio of non-performing loans to total loans declined from 1.77% at December 31, 1993 to .99% at December 31, 1994. The significant decline in non-performing loans was primarily responsible for the ratio of the reserve to non-performing loans increasing to 253% at December 31, 1994 from 159% at December 31, 1993.

     The Company continued to pursue its strategy of acquiring banks and bank branches located in its market area and in contiguous markets. During 1994, the Company expanded its branch network in Connecticut with the acquisition of Greenwich Financial Corporation and enhanced its New York and Pennsylvania presence through the acquisitions of First Inter-Bancorp, The Savings Bank of Rockland County, and BankVest, Inc. The Company acquired Baltimore Bancorp ("Baltimore"), with assets of $2.1 billion and deposits of $1.7 billion, on November 29, 1994 for $347.6 million. The acquisition was accounted for as a purchase, and is reflected in the Company's Consolidated Statement of Condition at December 31, 1994, but had no significant impact on the Company's 1994 earnings.

     During 1994, the Company also entered into an agreement to acquire the two branch First State Bank in Wilmington, Delaware, for approximately $7 million in cash. Subject to the receipt of regulatory and shareholder approval, the acquisition is expected to close in the first quarter of 1995. At December 31, 1994, this bank reported $26.7 million in deposits and $32.2 million of total assets.

     In February, 1995, First Fidelity entered into an agreement to acquire the 24 Maryland branches of Household Bank, FSB, including $1.1 billion in deposits at December 31, 1994, for approximately $76 million in cash. Subject to regulatory approval, the acquisition is expected to close in the second quarter of 1995.

     Each of the recent and pending acquisitions described above is expected to have an additive effect on earnings per share within 18 months of its consummation, assuming the absence of significant adverse economic conditions. These acquisitions are not expected to have a material adverse impact on liquidity. See Part I, Item 1, "Business -- Recent Transactions -- Acquisitions".

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income, the largest component of First Fidelity's operating income, was $1,433 million in 1994 and $1,387 million in 1993, on a taxable equivalent basis. The 1994 increase was primarily due to a higher level of average earning assets, partially offset by the decline in the Company's net interest margin from 4.86% in 1993 to 4.70% in 1994. The increase in average earning assets was largely due to acquisitions and increases in the adjustable rate mortgage and auto lease portfolios. The decline in the net interest margin was primarily due to refinancings of higher rate loans at lower rates, maturing higher yielding assets being replaced by lower yielding assets, an increase in short-term borrowings, cash outlays for acquisitions and for the purchase of First Fidelity's Common Stock, and deposit run-off, partially offset by a decrease in average rates associated with core deposits.

     Earning assets averaged $30.3 billion in 1994, which was $1.9 billion, or 7%, above the 1993 level. The increase primarily resulted from a $1.9 billion or 26% increase in average mortgage loans, a $1.1 billion or 16% increase in average securities, and a $488.1 million or 9% increase in average installment loans, partially offset by a $971.6 million or 65% decrease in average time deposits with banks, a $483.8 million or 95% decrease in average federal funds sold and securities purchased under agreements to resell and a $42.7 million or 1% decrease in average commercial loans. The increase in average mortgage and installment loans was largely the result of 1994 acquisitions and the growth of the mortgage and auto leasing portfolios.

     For 1994, average core deposits, comprised of demand deposits, savings and NOW accounts, money market deposits and consumer certificates of deposit, increased 3% over the prior year level (as a result of 1994 acquisitions, as well as the full year effect of acquisitions completed in 1993) to $26.8 billion, and funded 88% of average earning assets. In comparison, average core deposits were $25.9 billion and funded 91% of average earning assets during 1993. The 1994 increase consisted of higher levels of savings and NOW account deposits, demand deposits, and money market deposits, partially offset by lower levels of consumer certificates of deposit. The higher average deposit balances reflect the impact of acquisitions, partially offset by deposit run-off, which, the Company believes, resulted primarily from a shift by consumers to alternative market instruments and deposit attrition associated with acquisitions.

     The Company relied primarily on the increase in core deposits and short-term borrowings to fund its increased asset base. Short-term borrowings, primarily federal funds purchased, securities sold under repurchase agreements and commercial paper, averaged $1.8 billion in 1994 compared to $1.2 billion in 1993. The Company also increased its average long-term debt from $591.4 million in 1993 to $795.5 million in 1994, primarily through the issuance of $200 million of floating rate senior notes in February, 1994. During 1994, average deposits in overseas offices increased by $121.9 million, while average corporate certificates of deposits decreased by $72.1 million.

     Interest income also benefited from the decline in non-performing assets during 1994. Total non-performing assets declined 34%, or $165.8 million to $328.9 million at December 31, 1994, compared to $494.7 million at December 31, 1993. Non-accruing and restructured loans were $219.6 million and $17.3 million, respectively, at December 31, 1994 as compared to $365.0 million and $13.9 million, respectively, at December 31, 1993.

     First Fidelity's net interest margin percentage may decline moderately in 1995, largely due to: recent acquisitions, which historically have reduced the margin while adding to net interest income; the use of investable funds for anticipated Common Stock buybacks; projected loan growth funded by short-term borrowings; an expected higher interest rate environment; and the full year effect of an investment in corporate owned life insurance and the outsourcing of official checks, both of which reduce investable funds while increasing non-interest income.

     The following table reflects the components of net interest income, setting forth, for each of the three years in the period ended December 31, 1994, (i) average assets, liabilities and stockholders' equity, (ii) interest income earned on earning assets and interest expense paid on interest-bearing liabilities, (iii) average rates earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the Company's net interest income/spread (i.e., the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities) and (v) the net interest margin.

                          NET INTEREST INCOME SUMMARY

                                       1994                                1993                                1992
                         --------------------------------    --------------------------------    --------------------------------
                                        INTEREST  AVERAGE                   INTEREST  AVERAGE                   INTEREST  AVERAGE
                           AVERAGE      INCOME/   INTEREST     AVERAGE      INCOME/   INTEREST     AVERAGE      INCOME/   INTEREST
                           BALANCE      EXPENSE    RATE        BALANCE      EXPENSE    RATE        BALANCE      EXPENSE    RATE
                         -----------   ---------- -------    -----------   ---------- -------    -----------   ---------- -------
                                              (DOLLARS IN THOUSANDS -- TAXABLE EQUIVALENT BASIS)(1)
ASSETS
 Earning Assets(2)
   Loans in domestic
     offices
     Commercial........  $ 6,567,255   $  464,322   6.97%    $ 6,609,912   $  486,812   7.26%    $ 6,825,594   $  553,667   7.98%
     Installment.......    6,009,588      498,214   8.29       5,521,449      460,482   8.34       4,956,929      467,527   9.43
     Mortgage..........    8,974,897      690,491   7.69       7,112,717      590,303   8.30       5,522,811      497,834   9.01
   Loans in overseas
     offices...........      118,951        7,085   5.96         120,890        5,724   4.73         123,986        7,976   6.43
                         -----------   ----------            -----------   ----------            -----------   ----------
     Total Loans.......   21,670,691    1,660,112   7.63      19,364,968    1,543,321   7.94      17,429,320    1,527,004   8.71
   Taxable
     mortgage-backed
     securities(3).....    4,543,350      250,975   5.52       3,888,499      248,667   6.39       4,053,684      310,005   7.65
   Other taxable
     securities........    2,889,116      162,343   5.62       2,356,125      127,302   5.40       1,545,303      103,885   6.72
   Tax-exempt
     securities........      552,005       57,385  10.40         638,858       70,425  11.02         788,352       82,831  10.51
   Time deposits with
     banks.............      515,493       25,494   4.88       1,487,121       66,308   4.40       2,088,964      104,524   4.92
   Federal funds sold
     and securities
     purchased under
     agreements to
     resell............       24,639        1,158   4.64         508,408       16,176   3.14         928,574       33,578   3.56
   Trading account.....      133,106        7,152   5.37         160,997        6,737   4.18         134,634        6,917   5.14
                         -----------   ----------            -----------   ----------            -----------   ----------
     Total Earning
       Assets..........   30,328,400    2,164,619   7.11      28,404,976    2,078,936   7.29      26,968,831    2,168,744   8.00
 Reserve for possible
   credit losses.......     (605,305)                           (646,137)                           (633,361)
 Cash and due from
   banks...............    1,816,322                           1,751,760                           1,645,225
 Other assets..........    2,202,992                           1,998,617                           1,494,174
                         -----------                         -----------                         -----------
     Total Assets......  $33,742,409                         $31,509,216                         $29,474,869
                         ===========                         ===========                         ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Demand deposits.......  $ 5,190,696                         $ 4,847,958                         $ 4,355,861
                         -----------                         -----------                         -----------
 Interest-bearing
   liabilities
   Savings/NOW
     deposits..........    9,333,853      178,719   1.91       8,290,859      175,348   2.11       6,689,758      216,292   3.23
   Money market deposit
     accounts..........    4,043,891       97,080   2.40       3,943,278       95,765   2.43       3,983,421      129,133   3.24
   Other consumer time
     deposits..........    8,247,759      299,852   3.64       8,850,184      329,486   3.72       9,090,882      449,186   4.94
   Corporate
     certificates of
     deposit...........      355,748       14,245   4.00         427,825       13,247   3.10         436,357       20,708   4.75
   Deposits in overseas
     offices...........      343,385       14,900   4.28         221,437        6,884   3.07         216,714        9,134   4.15
   Short-term
     borrowings........    1,829,837       75,014   4.04       1,165,307       32,199   2.73       1,314,087       43,469   3.25
   Long-term debt......      795,521       52,226   6.57         591,397       38,584   6.52         738,200       52,790   7.15
                         -----------   ----------            -----------   ----------            -----------   ----------
     Total
       Interest-Bearing
       Liabilities.....   24,949,994      732,036   2.93      23,490,287      691,513   2.94      22,469,419      920,712   4.09
 Other liabilities.....      795,852                             708,216                             583,078
 Preferred
   stockholders'
   equity..............      230,271                             230,940                             232,235
 Common stockholders'
   equity..............    2,575,596                           2,231,815                           1,834,276
                         -----------                         -----------                         -----------
     Total Liabilities
       and
       Stockholders'
       Equity..........  $33,742,409                         $31,509,216                         $29,474,869
                         ===========                         ===========                         ===========
                                       ----------                          ----------                          ----------
 Net interest
   income/spread.......                $1,432,583   4.18                   $1,387,423   4.35                   $1,248,032   3.91
                                        =========                           =========                           =========
 Net interest margin...                             4.70                                4.86                                4.59
 Tax equivalent
   adjustments:
   Loans...............                $    9,233                          $   11,421                          $   13,559
   Tax-exempt
     securities........                    18,544                              22,087                              25,904
   Trading account
     assets............                       690                                 232                                  --
                                       ----------                          ----------                          ----------
     Total.............                $   28,467                          $   33,740                          $   39,463
                                        =========                           =========                           =========

- ---------------

(1) In this table and in other data presented herein on a taxable equivalent basis, income that is exempt from federal income taxes or taxed at a preferential rate, such as interest on state and municipal securities, has been adjusted to a taxable equivalent basis using a federal income tax rate of 35% for 1994 and 1993 and 34% for 1992.

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

                              NET INTEREST INCOME
                       CHANGES DUE TO VOLUME AND RATE(1)

                                                   1994 VS. 1993                            1993 VS. 1992
                                       -------------------------------------    -------------------------------------
                                                       INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                     -----------------------                  -----------------------
                                         TOTAL        DUE TO        DUE TO        TOTAL        DUE TO        DUE TO
                                         CHANGE       VOLUME         RATE         CHANGE       VOLUME         RATE
                                       ----------    ---------    ----------    ----------    ---------    ----------
                                                          (THOUSANDS -- TAXABLE EQUIVALENT BASIS)
Interest Income
  Loans -- Domestic offices.........   $  115,430    $ 180,284    $  (64,854)   $   18,569    $ 160,478    $ (141,909)
        -- Overseas offices.........        1,361         (109)        1,470        (2,252)        (171)       (2,081)
  Taxable mortgage-backed
     securities.....................        2,308       38,991       (36,683)      (61,338)     (11,449)      (49,889)
  Other taxable securities..........       35,041       29,320         5,721        23,417       49,151       (25,734)
  Tax-exempt securities.............      (13,040)      (9,325)       (3,715)      (12,406)     (16,070)        3,664
  Time deposits with banks..........      (40,814)     (45,352)        4,538       (38,216)     (28,482)       (9,734)
  Federal funds sold and securities
     purchased under agreements to
     resell.........................      (15,018)     (18,917)        3,899       (17,402)     (14,230)       (3,172)
  Trading account...................          415       (1,334)        1,749          (180)       1,233        (1,413)
                                       ----------    ---------    ----------    ----------    ---------    ----------
     Total Interest Income..........       85,683      173,558       (87,875)      (89,808)     140,460      (230,268)
                                       ----------    ---------    ----------    ----------    ---------    ----------
Interest Expense
  Savings/Time deposits.............      (24,948)      15,268       (40,216)     (194,012)      45,151      (239,163)
  Purchased funds:
          -- Domestic offices.......       43,813       20,729        23,084       (18,731)      (5,214)      (13,517)
          -- Overseas offices.......        8,016        4,541         3,475        (2,250)         143        (2,393)
  Long-term debt....................       13,642       13,328           314       (14,206)     (10,025)       (4,181)
                                       ----------    ---------    ----------    ----------    ---------    ----------
     Total Interest Expense.........       40,523       53,866       (13,343)     (229,199)      30,055      (259,254)
                                       ----------    ---------    ----------    ----------    ---------    ----------
Net Interest Income.................   $   45,160    $ 119,692    $  (74,532)   $  139,391    $ 110,405    $   28,986
                                        =========     ========     =========     =========     ========     =========

- ---------------
(1) Changes in interest income and interest expense attributable to changes in both volume and rate have been allocated equally to changes due to volume and changes due to rate.

     1994 VS. 1993: The table above indicates an increase in taxable equivalent net interest income of $45.2 million, reflecting an increase due to volume changes of $119.7 million and a decrease due to rate changes of $74.5 million. The increase in net interest income for 1994 was primarily due to the higher levels of earning assets as a result of acquisitions. Earning assets averaged $30.3 billion in 1994, $1.9 billion or 7% above the 1993 level. The volume-related change resulted from increased average balances for consumer loans, primarily mortgage and installment loans. An increase in taxable securities was partially offset by reductions in time deposits with banks, money market instruments and tax-exempt securities. Average total loans increased, resulting in an increase to net interest income, which was offset, in part, by the costs associated with the higher level of deposits and short-term borrowings used to fund such loans. Average core deposits increased 3% over the 1993 level (as a result of acquisitions) to $26.8 billion, and funded 88% of average earning assets. The increase consisted of $1.0 billion in savings and NOW accounts, $342.7 million in demand deposits, and $100.6 million in money market deposits, partly offset by a $602.4 million decrease in consumer certificates of deposit. The rate-related change was primarily attributable to a decline in the spread between rates earned on assets and the average cost of interest-bearing liabilities, as rates earned on assets declined, while rates on interest-bearing liabilities remained relatively unchanged.

     1993 VS. 1992: Net interest income on a taxable equivalent basis totalled $1,387 million and $1,248 million in 1993 and 1992, respectively. The increase in net interest income for 1993 was primarily due to higher levels of earning assets as a result of acquisitions, along with a wider spread between the rates earned on assets and the average cost of interest-bearing liabilities, which reflected the declining rate environment that prevailed early in 1993. Earning assets averaged $28.4 billion in 1993, $1.4 billion or 5% above the 1992 level. The volume-related change resulted from increased average balances for consumer loans, primarily mortgage loans. An increase in taxable securities was more than offset by reductions in time deposits with banks, other types of securities and money market instruments. Average total loans increased, resulting in an increase to net interest income, which was offset, in part, by the costs associated with the higher level of deposits used to fund such loans. Average core deposits increased nearly 8% over the 1992 level (as a result of acquisitions) to $25.9 billion and funded 91% of average earning assets. The increase consisted of $1.6 billion in savings and NOW accounts and $.5 billion in demand deposits, partly offset by a $.2 billion decrease in consumer certificates of deposit.

NON-INTEREST INCOME

                    MAJOR COMPONENTS OF NON-INTEREST INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                               -----------------------------------
                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                           (THOUSANDS)
            Trust income....................................   $ 105,891    $ 104,517    $  86,396
            Service charges on deposit accounts.............     145,059      152,340      139,310
            Other service charges, commissions and fees.....     105,673       85,741       76,374
            Trading revenue.................................      10,089       16,932       16,685
            Net securities transactions.....................      17,720        7,017        4,825
            Other income....................................      32,512       16,953        8,786
                                                               ---------    ---------    ---------
              Total.........................................   $ 416,944    $ 383,500    $ 332,376
                                                               =========    =========    =========

     The Company's core business operations generate various types of non-interest income, such as service charges on deposit accounts, trust income, and other service charges, commissions and fees. In addition, non-interest income is derived from other sources, such as gains on the sale of assets, which may vary significantly in type and amount from period to period. For 1994, total non-interest income increased $33.4 million, or 9%, to $416.9 million from $383.5 million in 1993.

     Trust income increased from $104.5 million in 1993 to $105.9 million for 1994. Trust income associated with employee benefit plan administration increased primarily as a result of a successful marketing campaign. This was partially offset by a decline in personal and corporate trust income, attributable to the bond market decline, which adversely affected performance fees, as well as a reduced volume of new securities issues in the increasing interest rate environment.

     Service charges on deposit accounts and other service charges, commissions and fees accounted for 60% of total non-interest income in 1994. Service charges on deposit accounts decreased 5% in 1994, from $152.3 million in 1993 to $145.1 million. An increase in customers' average deposit balances and an increase in commercial customers' compensating balances, as well as larger earnings credits associated with such balances in the higher interest rate environment, contributed to the decrease.

     Other service charges, commissions and fees of $105.7 million were 23% higher than in the prior year, primarily as a result of commission income earned on branch-based annuity and mutual fund sales, increased revenue from credit card merchant services and various other business-related fees.

     Net securities transactions were $17.7 million in 1994, compared to $7.0 million in 1993. Other income amounted to $32.5 million in 1994, compared to $17.0 million in 1993. The increase in other income resulted primarily from net gains on the sale of various assets and income related to venture capital investments.

     PRIOR YEARS: Non-interest income of $383.5 million in 1993 increased $51.1 million, or 15%, from 1992. Trust income increased from $86.4 million in 1992 to $104.5 million in 1993, primarily as a result of the Northeast acquisition and trust marketing campaigns. Primarily as a result of additional deposit accounts attributable to acquisitions, as well as changes in the service fee structure, service charges on deposits increased 9% in 1993, to $152.3 million, from $139.3 million in 1992. Other service charges, commissions and fees increased by 12% to $85.7 million from 1992 to 1993, primarily due to increased customer relationships resulting from acquisitions. Net securities transactions increased from $4.8 million in 1992 to $7.0 million in 1993. Other income increased from $8.8 million in 1992 to $17.0 million in 1993, primarily due to the inclusion in 1993 income of $7.8 million in gains on the sale of various assets.

NON-INTEREST EXPENSE

                    MAJOR COMPONENTS OF NON-INTEREST EXPENSE

                                                                   YEAR ENDED DECEMBER 31
                                                            -------------------------------------
                                                               1994          1993         1992
                                                            ----------    ----------    ---------
                                                                         (THOUSANDS)
            Salary expense...............................   $  396,003    $  383,007    $ 331,910
            Employee benefit expense.....................       89,473        85,043       76,931
            Occupancy expense............................      114,593       112,729      107,269
            Equipment expense............................       41,785        43,983       41,418
            FDIC premium expense.........................       63,872        63,164       56,231
            External data processing expense.............       47,639        48,200       46,959
            External check-processing expense............       60,934            --           --
            Communication expense........................       24,741        33,450       33,139
            Amortization of intangibles..................       41,526        30,824       22,828
            Other real estate owned expenses.............       12,250        28,417       29,854
            Other operating expenses.....................      176,813       185,882      170,307
                                                            ----------    ----------    ---------
              Total......................................   $1,069,629    $1,014,699    $ 916,846
                                                            ==========    ==========    =========

     Non-interest expense was $1,069.6 million for the year, $54.9 million, or 5%, above the 1993 level. The increase resulted primarily from the incremental operating expenses associated with acquisitions completed in 1993 and 1994.

     Productivity continued to benefit from the progressing integration of banks acquired in 1993 and 1994. In addition, First Fidelity has undertaken a Company-wide effort to reduce expenses. The Company is also reviewing its branch network, with the goal of optimizing customer convenience while maximizing the network's cost-effectiveness. Management intends to continue its productivity and expense reduction programs in 1995 and subsequent years. See Part I, Item 1, "Business -- 1995 Cost Reduction Program."

     In July, 1993, First Fidelity and Bankers Trust Company formed a bank service corporation, Global Processing Alliance, Inc. ("GPA") which provides check-processing and related services, and is 50%-owned by each company. In January, 1994, GPA became operational and as a result, First Fidelity's check-processing expenses, which were previously reflected in several expense categories, are now reported in "other expenses" in the Consolidated Statement of Income.

     Salaries and benefits expense totaled $485.5 million in 1994 compared with $468.1 million in 1993. The $17.4 million, or 4% increase from the prior year, primarily reflects the additional personnel expenses associated with acquisitions completed in 1994 and the full year impact of acquisitions completed in 1993, partially offset by the GPA reclassification noted above. At December 31, 1994 and 1993, the Company had approximately 12,000 full-time employees, compared to approximately 10,600 at the end of 1992. Although the Company added staff in connection with acquisitions, such additions were offset by staff reductions arising from the consolidations of certain support and operating departments and branches, as well as staff transfers related to the GPA reclassification noted above.

     Occupancy expense, which includes the costs of leasing office space and branches and the expenses associated with owning and maintaining such facilities, increased $1.9 million, or 2% in 1994, due primarily to acquisitions in 1994 and 1993 and severe weather conditions early in 1994, partially offset by the effect of branch consolidations and the GPA reclassification mentioned above. Equipment expense decreased $2.2 million, or 5%, primarily due to operating efficiencies, branch consolidations and the effect of the GPA reclassification, partially offset by acquisitions.

     FDIC premium expense was $63.9 million in 1994 compared to $63.2 million in 1993. The increase reflects the impact of a higher level of deposits resulting from 1994 and 1993 acquisitions. Deposit insurance assessment rates are expected to decline in 1995. See Part I, Item 1, "Business -- Supervision and
Regulation -- FDICIA" and "-- Annual Insurance Assessments".

     Communication expense decreased 26%, from $33.5 million in 1993 to $24.7 million for 1994. The decrease was primarily due to cost control measures which reduced postage and telephone expenses. Communication expense is expected to rise in 1995, reflecting the increase in U.S. postal rates.

     The amortization expense related to intangibles increased $10.7 million, or 35%, to $41.5 million for 1994. The increase was related to intangibles generated in conjunction with recent acquisitions, but reflects only one month of amortization associated with the Baltimore acquisition, which occurred on November 29, 1994.

     Expenses incurred in connection with other real estate owned ("OREO") were $12.3 million in 1994 compared to $28.4 million in 1993. Such expenses relate primarily to OREO provisions necessitated by property write-downs resulting from declines in OREO property appraisal values, as well as expenses associated with the operation of such properties. The $16.1 million decrease during 1994 resulted primarily from a lower OREO provision, which was attributable to a lower level of charge-offs, reflecting an improvement in the real estate market.

     Other expenses decreased $9.1 million, or 5%, from $185.9 million in 1993 to $176.8 million in 1994. The reduction in other expenses reflects the impact of the ongoing productivity program, partially offset by expenses associated with acquisitions.

     PRIOR YEARS: Non-interest expense totaled $1,014.7 million for 1993, which was $97.9 million, or 11%, above the 1992 level. This increase resulted primarily from the incremental operating expenses associated with acquisitions completed in 1992 and 1993 and higher FDIC expense. In addition, during 1993, Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" was adopted, resulting in higher ongoing expenses, and a one-time cumulative effect adjustment of $53.3 million.

     Salaries and benefits expense totaled $468.1 million in 1993 compared with $408.8 million in 1992. The $59.2 million, or 15%, increase from the prior year's level reflected additional staff expenses associated with acquisitions completed in 1992 and 1993. Occupancy expense increased $5.5 million, or 5%, in 1993, due primarily to acquisitions in 1992 and 1993, partially offset by the effect of branch consolidations. Equipment expense increased $2.6 million, or 6%, primarily due to acquisitions. FDIC premium expense totaled $63.2 million in 1993 compared to $56.2 million in 1992; a higher level of deposits due to acquisitions resulted in the increase. Amortization of intangibles increased $8.0 million or 35%, to $30.8 million in 1993. The increase was related to intangibles generated in conjunction with several acquisitions, primarily The Howard Savings Bank in late 1992. Total OREO expenses were $28.4 million in 1993 compared to $29.9 million in 1992, reflecting property write-downs related to valuation adjustments resulting from declines in OREO property appraisal values and write-downs due to transfers of OREO to the "assets held for sale" classification. Other expenses increased $15.6 million, to $185.9 million in 1993. The overall increase was primarily due to acquisitions.

INCOME TAX EXPENSE

     Income tax expense was $221.4 million for the year, a $43.4 million increase from the $178.0 million reported in 1993, reflecting a higher level of pretax income, combined with a lower level of tax-exempt income. The effective tax rates for the years ended December 31, 1994 and 1993 were 33% and 31%, respectively. For information regarding alternative minimum tax credit carryforwards, see Item 8, "Financial Statements and Supplementary Data -- Note 15 of the Notes to Consolidated Financial Statements".

     PRIOR YEARS: Income tax expense for 1993 was $178.0 million, compared to $82.4 million for 1992, primarily reflecting the increase in the effective tax rate from 21% in 1992 to 31% in 1993, and a higher level of pretax earnings. During the first quarter of 1993, the Company recognized a one-time cumulative effect benefit and a related deferred tax asset of $63.1 million due to the adoption of SFAS 109, "Accounting for Income Taxes". SFAS 109 required realizable future tax benefits (primarily related to the reserve for possible credit losses, alternative minimum tax credit carryforwards, and accrued postretirement benefits) to be recorded as the cumulative effect of a change in accounting principle at the adoption date.

                              FINANCIAL CONDITION

ASSET AND LIABILITY MANAGEMENT

     The major objectives of the Company's asset and liability management process are to (i) manage exposure to changes in the interest rate environment to achieve an interest rate sensitivity position within reasonable ranges, (ii) ensure adequate liquidity and funding, (iii) maintain a strong capital base, and
(iv) maximize net interest income opportunities. Members of the Asset and Liability Management Committee meet weekly to develop balance sheet and product pricing strategies affecting the future level of net interest income, liquidity and capital. Factors that are considered in asset and liability management include forecasts of the balance sheet mix, the economic environment and anticipated direction of interest rates, and the Company's earnings sensitivity to changes in these rates.

    INTEREST RATE SENSITIVITY

     The Company analyzes its interest sensitivity position to manage the risk associated with interest rate movements through the use of "gap analysis" and "income simulation". Interest rate risk arises from mismatches in the repricing of assets and liabilities within a given time period. Gap analysis is an approach used to quantify these differences. A "positive" gap results when the amount of assets maturing or repricing within a given time period exceeds that of liabilities maturing or repricing. A "negative" gap results when liabilities maturing or repricing exceed such assets.

     While gap analysis is a general indicator of the potential effect that changing interest rates may have on net interest income, the gap itself does not present a comprehensive view of interest rate sensitivity. First, changes in the general level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. Second, assumptions must be made to construct a gap table. One quarter of money market deposits, for example, which have no contractual maturity, are assigned a repricing interval of 180-365 days with the remainder in the 91-180 day interval. Management can influence the actual repricing of these deposits independent of the gap assumption. Third, the gap table represents a one-day position and cannot incorporate a changing mix of assets and liabilities over time as interest rates change.

     For these reasons, the Company primarily uses "simulation" techniques to project future net interest income streams, incorporating the current "gap" position, the forecasted balance sheet mix, and the anticipated spread relationships between market rates and bank products, under a variety of interest rate scenarios. As of December 31, 1994, the Company's interest sensitivity was modestly liability sensitive, but interest rate increases or decreases of 200 basis points would not be expected to have a significant impact on the Company's net interest income.

    INTEREST RATE GAP

     The following table illustrates First Fidelity's interest rate gap position as of December 31, 1994. At that date, the Company had a cumulative negative gap on a one-year basis of $2,380 million, or 6.6% of total assets. This was slightly smaller than on December 31, 1993, when the cumulative negative gap was $2,392 million, or 7.1% of total assets.

                   INTEREST RATE GAPS AS OF DECEMBER 31, 1994

                                                            INTEREST SENSITIVITY PERIODS
                                  ---------------------------------------------------------------------------------
                                    1 TO 90      91 TO 180    181 TO 365      >1 TO 3      >3 TO 5     NONSENSITIVE
                                     DAYS          DAYS          DAYS          YEARS        YEARS       & >5 YEARS       TOTAL
                                  -----------   -----------   -----------   -----------   ----------   ------------   -----------
                                                                            (THOUSANDS)
Loans...........................  $ 9,663,510   $ 1,572,373   $ 2,266,429   $ 3,739,093   $2,248,632    $ 4,311,204   $23,801,241
Interest-bearing time
  deposits......................       35,567            --            --            --           --             --        35,567
Money market assets(1)..........      161,169            --            --            --           --             --       161,169
Mortgage-backed securities(2)...    1,006,091       636,793       970,233       979,075      595,358        247,236     4,434,786
Other securities................       98,756        96,829       214,580     2,061,797      687,922        373,353     3,533,237
Cash, premises and other........      606,284        49,283        98,566       178,937      158,757      3,157,869     4,249,696
                                  -----------   -----------   -----------   -----------   ----------   ------------   -----------
    Total Assets................  $11,571,377   $ 2,355,278   $ 3,549,808   $ 6,958,902   $3,690,669    $ 8,089,662   $36,215,696
                                  ===========   ===========   ===========   ===========   ==========     ==========   ===========
Demand deposits(3)..............  $   768,749   $        --   $        --   $        --   $       --    $ 4,625,000   $ 5,393,749
Savings/time deposits...........    2,982,005     3,571,702     4,497,431    10,314,782      728,279        292,714    22,386,913
Purchased funds:
  -- Domestic offices...........    3,044,314        28,986        17,477         6,153          978         12,072     3,109,980
  -- Overseas offices...........      708,270        21,880         1,582         1,400           --             --       733,132
Long-term debt..................      225,634       136,750            --         1,220      300,019        150,000       813,623
Other liabilities...............      (40,510)           --            --            --           --        941,834       901,324
Stockholders' equity............      (75,232)           --            --            --           --      2,952,207     2,876,975
                                  -----------   -----------   -----------   -----------   ----------   ------------   -----------
    Total Liabilities and
      Stockholders' Equity......  $ 7,613,230   $ 3,759,318   $ 4,516,490   $10,323,555   $1,029,276    $ 8,973,827   $36,215,696
                                  ===========   ===========   ===========   ===========   ==========     ==========   ===========
    Interest Rate Sensitivity
      Gap.......................  $ 3,958,147   $(1,404,040)  $  (966,682)  $(3,364,653)  $2,661,393    $  (884,165)
                                                                                                         ==========
                                  -----------   -----------   -----------   -----------   ----------
    Cumulative Gap..............  $ 3,958,147   $ 2,554,107   $ 1,587,425   $(1,777,228)  $  884,165
                                  ===========   ===========   ===========   ===========   ==========
Derivatives affecting interest
  rate sensitivity
  Swaps.........................  $(4,956,100)  $     2,000   $   987,100   $ 3,463,000   $  354,000    $   150,000   $        --
  Futures.......................     (400,000)      200,000       200,000            --           --             --            --
                                  -----------   -----------   -----------   -----------   ----------   ------------   -----------
    Total Derivatives Gap.......  $(5,356,100)  $   202,000   $ 1,187,100   $ 3,463,000   $  354,000    $   150,000   $        --
                                                                                                                      ===========
                                  -----------   -----------   -----------   -----------   ----------   ------------
    Cumulative Derivatives
      Gap.......................  $(5,356,100)  $(5,154,100)  $(3,967,000)  $  (504,000)  $ (150,000)   $        --
                                  ===========   ===========   ===========   ===========   ==========     ==========

    Total Cumulative Gap........  $(1,397,953)  $(2,599,993)  $(2,379,575)  $(2,281,228)  $  734,165
                                  ===========   ===========   ===========   ===========   ==========

- ---------------
(1) Trading account securities and federal funds sold and securities purchased under agreements to resell.

(2) The interest rate sensitivity of mortgage-backed securities is presented based upon estimated cash flows, maturities and/or repricings, and includes Collateralized Mortgage Obligations.

(3) The amount shown as "Nonsensitive" is that portion which, based upon average balances, is considered stable and not sensitive to changes in interest rates. The Company's historical experience has been that total demand deposit account balances exhibit minimal movement with changes in interest rates. Accordingly, a large percentage of the Company's demand deposit account balances are considered "Nonsensitive", with the remainder classified as "1 to 90" days.

DERIVATIVES

     First Fidelity uses certain off balance-sheet instruments to assist in managing its interest rate sensitivity. Such instruments, known generically as "derivatives", may be purchased through over-the-counter markets, on standard exchanges, or through privately structured transactions. Derivatives take many forms, including swaps, futures, forward contracts and cap agreements. The Company enters into these instruments for the purpose of asset and liability management, to accommodate customer needs and, to a limited extent, in connection with its trading activities.

     An interest rate "swap" is an agreement whereby two parties exchange, at specified intervals, interest payment streams calculated on an agreed-upon "notional amount", over a specified period of time. Typically, one of the payment streams is based upon a fixed interest rate, and the other payment stream is based upon a floating interest rate. Almost all of First Fidelity's swap agreements are structured so that it receives a fixed interest rate and pays a floating interest rate (a "fixed interest rate swap"). As a practical matter, such payments are made "net", usually on a quarterly or semiannual basis.

     "Futures" contracts may take many forms, but for First Fidelity, they generally are used to ensure that the Company will be able to invest a "notional" amount of funds at an agreed-upon interest rate for a specified period of time into the future.

     Foreign exchange contracts are used to ensure that a certain exchange rate between two currencies will be available at some future point, or over an agreed-upon time period. The Company is party to foreign exchange forward and futures contracts. First Fidelity's foreign exchange contracts are used primarily to accommodate its commercial customers, who could be adversely affected by changes in exchange rates. It enables customers to "lock in" their foreign currency-denominated transactions in U.S. dollars. First Fidelity also holds some such contracts in its trading account.

     "Forwards", or forward delivery contracts, are agreements to buy or sell a financial instrument at a specified future date for an agreed-upon price. First Fidelity makes limited use of such contracts. At December 31, 1994, the Company's outstanding contracts involved the future delivery of investment securities (which it already holds) at specified prices, to accommodate customer needs.

     Interest rate caps are used to guarantee to a customer a specified maximum interest rate "cap" on an agreed-upon notional value, in exchange for a premium payment. If market interest rates exceed the specified cap rate, the interest differential, applied to the notional value, will be paid to the "cap" customer. First Fidelity generally enters into these agreements to meet customer needs, in connection with variable rate loans.

     The Company uses a majority of its derivatives portfolio to help manage interest rate risk by "hedging" on balance sheet positions. When a derivative is used in connection with an on-balance sheet position, the interest income or expense associated with the balance sheet position is combined with the effects of the related derivative instrument. To a much lesser extent, the Company also uses derivatives as trading instruments, which are carried in the trading account. Such instruments are marked to market on a daily basis, with the effect flowing directly to trading account revenue.

     The Company's aggregate derivative positions used for asset/liability management purposes are shown in the following table.

DERIVATIVES USED FOR ASSET-LIABILITY MANAGEMENT PURPOSES AS OF DECEMBER 31, 1994

                                                                           RATE SENSITIVE
                                    ---------------------------------------------------------------------------------------------
                                    1 TO 90      91 TO 180     181 TO 365      >1 TO 3       >3 TO 5       BEYOND
                                      DAYS         DAYS           DAYS          YEARS         YEARS       5 YEARS        TOTAL
                                    --------     ---------     ----------     ----------     --------     --------     ----------
                                                                             (THOUSANDS)
      Swaps (Receive Fixed Rates)
      Loans.......................  $     --     $     --       $430,100      $2,870,000     $     --     $     --     $3,300,100
      Consumer time deposits......        --        2,000        557,000         593,000      354,000           --      1,506,000
      Long-term debt..............        --           --             --              --           --      150,000        150,000
                                    --------     ---------     ----------     ----------     --------     --------     ----------
              Total Swaps.........  $     --     $  2,000       $987,100      $3,463,000     $354,000     $150,000     $4,956,100
                                    ========     ==========    ===========    ==========     ========     ========     ==========
      Futures
      Mortgage-backed
        securities................  $400,000     $200,000       $200,000      $       --     $     --     $     --     $  800,000
                                    ========     ==========    ===========    ==========     ========     ========     ==========

     As of December 31, 1994, the Company employed a total of $5.0 billion (notional value) of swaps (including $2.3 billion of indexed amortizing swaps), with an average remaining life of approximately two years, to help manage its interest rate sensitivity. At December 31, 1994, approximately $3.3 billion of fixed interest rate swaps were used to adjust the Company's sensitivity to floating rate loans, and an additional $1.7 billion of fixed interest rate swaps were used to transform consumer certificates of deposit and long-term debt into floating rate instruments having equivalent maturities. These positions compare with a total of $4.3 billion (notional value) of swaps used for similar purposes as of December 31, 1993.

     At December 31, 1994, the Company also employed a series of sequential 90 day futures contracts with an aggregate notional value of $800 million to help manage its interest rate risk. Such contracts are used to "lock in" future interest rates as a means of hedging a portion of the Company's variable rate securities portfolio. As of December 31, 1993, the Company held similar contracts with an aggregate notional value of $750 million.

     The following table sets forth information, based on notional values, regarding First Fidelity's asset-liability management-related derivatives activity:

                                                                         1994                     1993
                                                                 --------------------     --------------------
                                                                 SWAPS(1)     FUTURES     SWAPS(1)     FUTURES
                                                                 --------     -------     --------     -------
                                                                                  (MILLIONS)
Balance at beginning of period.................................  $  4,272     $   750      $ 3,692     $ 3,800
Additions......................................................     2,375       2,350        1,552         600
Terminations...................................................      (680)     (2,300)          --      (3,650)
Expirations....................................................    (1,011)         --         (972)         --
                                                                 --------     -------     --------     -------
Balance at end of period.......................................  $  4,956     $   800      $ 4,272     $   750
                                                                 ========     =======      =======     =======

- ---------------
(1) Receive fixed interest rates and pay floating interest rates.

     Interest rate swaps and futures positions contributed $82.0 million to net interest income in 1994, down $60.0 million from 1993, and compared to total net interest income on a tax-equivalent basis of $1,432.6 million in 1994. The decline in such income reflects the effect of rising interest rates on fixed rate swaps and futures contracts. Should interest rates remain the same or continue to increase, net interest income from interest rate swaps and futures positions will continue to decline, and will have a net negative impact on net interest income and net interest margin in 1995. However, the net interest income associated with the on-balance sheet assets and liabilities hedged by such contracts should continue to increase. This is the converse of what occurred in 1992 and 1993, as interest rates declined.

     The "market value" of a derivative contract is the amount which the Company would pay or receive in exchange for termination of that contract. At December 31, 1994, First Fidelity would have had to pay $205.2 million to terminate all of its interest rate swaps. Of that amount, $146.4 million is associated with indexed amortizing swaps, which have extended from their original maturity of one year to their maximum maturity of three years, and have a remaining average maturity of 2.1 years. At December 31, 1994, First Fidelity's futures contracts, if terminated, would have reflected a loss of $2.4 million.

     The Company may terminate derivative contracts which were used to "hedge" the cash flows associated with on-balance sheet assets or liabilities. Realized gains and losses on terminated hedge contracts are deferred and amortized to interest income or expense over the interest rate risk period of the related hedged asset or liability. The Company terminated $2.3 billion of futures contracts and $680 million of swap contracts (notional amounts) during 1994. As a practical matter, futures contracts are generally terminated within a month of their maturity date. The swap contracts terminated during 1994 would have had remaining contractual lives ranging from three weeks to five months at December 31, 1994. During 1994, $4.7 million of net deferred gains were recognized as income, of which $4.6 million was attributable to terminated futures contracts and $.1 million was associated with terminated swaps. At December 31, 1994, First Fidelity had $.7 million of net unamortized deferred gains from terminated hedge contracts, which will be amortized into interest income during 1995.

     The Company from time to time also enters into derivative contracts, including interest rate swaps and interest rate cap agreements, to accommodate customer needs. As of December 31, 1994, the Company had sold $83.5 million (notional amount) of interest rate swap contracts and $42.0 million (notional amount) of interest rate caps to its customers. Because offsetting interest rate swaps and caps having identical notional amounts were purchased almost simultaneously, such positions present no market value risk and are not reflected in the derivatives table above.

     To a much lesser extent, the Company also uses derivatives as part of its trading activity. All such positions are marked to market regularly and carried in the Company's trading account, and such activity is strictly monitored by management through the use of trading limits. At December 31, 1994, derivatives held for trading purposes included $375.4 million of foreign exchange contracts and $176.2 million of futures contracts. First Fidelity's foreign exchange contracts consisted of forward contracts of $329.1 million and $46.3 million of spot and futures contracts. Of the $176.2 million of futures contracts held at December 31, 1994, $175.0 million were eurodollar futures contracts, and the remaining $1.2 million were treasury and municipal futures contracts.

     Derivative instruments are subject to the same type of credit and market risk as other financial instruments, and are monitored and controlled in accordance with the Company's credit and risk management policies. The Company has not experienced a credit loss associated with any derivative instruments.

     For additional information regarding derivatives, see Notes 16 and 17 to the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data".

     LIQUIDITY AND FUNDING

     First Fidelity manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the Company are met in a cost-efficient manner. First Fidelity's Asset and Liability Management Committee is responsible for formulating investment policies and monitoring liquidity.

     During 1994, the Company's total assets increased by $2.5 billion, primarily through acquisitions and increases in its mortgage and auto lease portfolios. This growth was funded mainly by increases in short-term borrowings of $1.1 billion, deposits of $.8 billion, and long-term debt of $.2 billion. Deposits and other funding sources acquired through bank acquisitions have enhanced the Company's overall liquidity by funding loans and investments and offsetting deposit outflows. The core deposits to total loans ratio was a favorable 117% at December 31, 1994.

     The Company has other potential sources of liquidity, such as its securities available for sale portfolio, which increased significantly during 1994. First Fidelity's ability to enter into repurchase agreements, using investment securities as collateral, provides an additional source of liquidity.

     In managing liquidity, the Company takes into account the various legal limitations affecting the extent to which banks may pay dividends to their parent companies or otherwise supply funds to certain affiliates (See Item 1, "Supervision and Regulation-Dividend Restrictions" for further information). During 1994, the Company paid dividends of $163.0 million to shareholders.

     Management believes that First Fidelity's liquidity position continues to be more than adequate, based upon its levels of cash, cash equivalents and core deposits, the stability of its other funding sources and the support provided by its capital base.

     CASH FLOWS

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At December 31, 1994, cash and cash equivalents totaled $2.2 billion, a decrease of $657.8 million from December 31, 1993. Financing activities absorbed $887.8 million in cash and cash equivalents. This was primarily due to: a decline in core deposits; the purchase of treasury stock; and the payment of dividends, partially offset by an increase in short-term borrowings as well as an increase in deposits in overseas offices. The Company believes that the decrease in deposits reflects the industrywide shift by consumers to alternative market instruments. During 1994, long-term debt increased by $200.0 million. Cash and cash equivalents of $544.1 million were used in investing activities, including net disbursements of $678.0 million for lending activities and $307.1 million associated with acquisitions, partially offset by net cash proceeds of $490.6 million received from securities. Operating activities provided $774.1 million of cash and cash equivalents for the year.

     The following table presents certain information regarding the major components of short-term borrowings for each of the years presented:

                             SHORT-TERM BORROWINGS

                                                                                         AVERAGE       MAXIMUM
                                                                                         INTEREST    OUTSTANDING
                                              AVERAGE       AVERAGE      BALANCE         RATE AT       AT ANY
                                              BALANCE       INTEREST      AT END         END OF       MONTH-END
                                            OUTSTANDING      RATE       OF PERIOD        PERIOD      DURING YEAR
                                            -----------     -------     ----------       -------     -----------
                                                                   (DOLLARS IN THOUSANDS)
    DECEMBER 31, 1994
      Federal funds purchased and
         securities sold under
         repurchase agreements..........    $ 1,597,891       4.01%     $2,470,794         5.40%     $ 2,470,794
      Commercial paper and master
         notes..........................        188,261       3.73         229,781         4.96          534,277
    DECEMBER 31, 1993
      Federal funds purchased and
         securities sold under
         repurchase agreements..........        991,587       2.71       1,405,766         2.77        1,602,289
      Commercial paper and master
         notes..........................        162,764       2.68         211,785         2.67          224,154

    DECEMBER 31, 1992
      Federal funds purchased and
         securities sold under
         repurchase agreements..........      1,078,540       3.23         947,668         2.99        1,601,263
      Commercial paper and master
         notes..........................        145,498       3.16         136,060         2.72          165,005
      Student Loan Marketing Association
         borrowings.....................         83,607       3.43              --           --          255,000

     At December 31, 1994, corporate certificates of deposit and other time deposits in amounts of $100,000 and over issued by domestic offices matured as follows:

                    DOMESTIC TIME DEPOSITS $100,000 AND OVER

                                                                        DECEMBER 31, 1994
                                                                   ----------------------------
                                                                    CORPORATE
                                                                   CERTIFICATES      OTHER TIME
                                                                    OF DEPOSIT        DEPOSITS
                                                                   ------------      ----------
                                                                           (THOUSANDS)
                Within three months..............................   $   333,033      $  202,435
                Three to six months..............................        23,273          80,391
                Six to twelve months.............................        19,311          98,541
                More than twelve months..........................         5,900         195,732
                                                                   ------------      ----------
                  Total..........................................   $   381,517      $  577,099
                                                                    ===========      ==========

     Substantially all of the Company's deposits in overseas offices of $733.1 million were interest-bearing time deposits in denominations of $100,000 and over.

CAPITAL

     The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy and dividend policy are monitored on an ongoing basis by management and reviewed quarterly by the Company's Board of Directors. Management discusses the Company's capital plans with the Board of Directors frequently. First Fidelity's principal capital planning goals are to provide an attractive return to stockholders while maintaining the capital levels of the Company and the Subsidiary Banks above the bank regulatory agencies' "well capitalized" level (as defined below), thus providing a sufficient base for future growth.

     The following tables present information regarding the Company's risk-based capital at December 31, 1994, 1993 and 1992, and selected overall capital ratios.

                                CAPITAL ANALYSIS

                                                                            DECEMBER 31
                                                           ---------------------------------------------
                                                              1994             1993             1992
                                                           -----------      -----------      -----------
                                                                            (THOUSANDS)
    Tier I:
      Common stockholders' equity.......................   $ 2,647,268      $ 2,508,006      $ 2,025,478
      Net unrealized (gains) losses -- securities
         available for sale.............................        75,232          (27,295)              --
      Qualifying perpetual preferred stock..............       229,707          230,422          232,172
      Less: goodwill and other intangibles..............      (709,054)        (412,534)        (276,823)
                                                           -----------      -----------      -----------
              Total Tier I capital......................     2,243,153        2,298,599        1,980,827
                                                           -----------      -----------      -----------
    Tier II:
      Allowable portion of the reserve for possible
         credit losses..................................       322,604          291,878          253,851
      Includable subordinated debt......................       270,695          327,350          253,950
      Mandatory convertible debt securities.............       174,150          174,150          174,150
                                                           -----------      -----------      -----------
              Total Tier II capital.....................       767,449          793,378          681,951
                                                           -----------      -----------      -----------
              Total risk-based capital..................   $ 3,010,602      $ 3,091,977      $ 2,662,778
                                                           ===========      ===========      ===========
    Risk-adjusted assets................................   $25,608,116      $23,033,788      $19,945,252
                                                           ===========      ===========      ===========

                                 CAPITAL RATIOS

                                                                                                  DECEMBER 31
                                                                 REGULATORY     ------------------------------------------------
                                                                  MINIMUMS          1994              1993              1992
                                                                -------------   ------------      ------------      ------------
    Tier I capital/risk-adjusted assets......................       4.0%                8.76%             9.98%             9.93%
    Total risk-based capital/risk-adjusted assets............       8.0%               11.76             13.42             13.35
    Tier I capital/quarterly average total assets less
      deductible intangibles (leverage ratio)................    3.0 to 5.0%            6.58              7.22              6.47
    Equity/loans.............................................        N/A               12.09             12.80             12.28
    Equity/assets............................................        N/A                7.94              8.11              7.17
    Equity and reserve/loans.................................        N/A               14.61             15.62             15.61
    Equity and reserve/assets................................        N/A                9.60              9.89              9.11

     The Federal Reserve Board measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. FDICIA established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%; Total Risk-Based Ratio, 10.0%; and Tier I Leverage Ratio, 5.0%. At December 31, 1994, the Company and all of its Subsidiary Banks reported capital ratios in excess of these "well capitalized" standards.

     The decline in the Company's Tier I and Total Risk-Based Capital Ratios in 1994 was primarily attributable to the Baltimore acquisition, including the effect of the associated goodwill. The Company's Tier I Leverage Ratio declined compared to 1993, primarily as a result of the increase in quarterly total average assets and higher goodwill related to acquisitions.

     For a discussion of regulatory capital requirements affecting the Company and its Subsidiary Banks, see Part I, Item 1, "Business -- Supervision and Regulation -- Capital" and "-- FDICIA".

     Changes in stockholders' equity during the twelve months ended December 31, 1994 and 1993 were comprised of the following:

                                                                                     1994       1993
                                                                                   --------   --------
                                                                                       (MILLIONS)
    Balance, January 1...........................................................  $2,738.4   $2,257.6
      Net income.................................................................     451.1      398.8
      Common Stock issued:
         Acquisitions............................................................        --      219.9
         Private placement -- Santander exercise of warrants.....................     121.2       60.6
         Stock options and dividend reinvestment plan............................      24.8       21.7
         Other...................................................................       1.6         --
      Purchases of treasury stock................................................    (197.7)    (116.9)
      Dividends on Common Stock..................................................    (142.4)    (110.3)
      Dividends on Preferred Stock...............................................     (20.7)     (20.7)
      Net unrealized gains (losses)--securities available for sale...............    (102.5)      27.3
      Other......................................................................       3.2         .4
                                                                                   --------   --------
    Balance, December 31.........................................................  $2,877.0   $2,738.4
                                                                                   ========   ========

     During 1993, the Board authorized the Company to acquire 2% of its Common Stock in each calendar year, to be used for general corporate purposes. On March 7, 1994, the Board authorized the acquisition by the Company of up to an additional 1.3 million shares of its outstanding Common Stock during 1994, and on October 20, 1994, the Board authorized the purchase of an additional 2.0 million shares of Common Stock during the remainder of 1994 and/or in subsequent periods. Pursuant to the foregoing, the Company repurchased 3.8 million shares (of the 4.9 million shares authorized) of its Common Stock during 1994, at an average price of $44.77 per share. First Fidelity repurchased 250 thousand of such shares from Santander during 1994 at market prices. Under the October 20, 1994 Board authorization, 1.1 million additional shares may be repurchased in 1995 or subsequent years, for general corporate purposes. In addition, the Company made open market purchases of its Common Stock during 1994, through an independent agent, for issuance under its dividend reinvestment plan and stock option plans. At December 31, 1994, the Company held 1,020,282 shares of its Common Stock, both to fund such plans and for general corporate purposes.

     Pursuant to its Investment Agreement with the Company, Santander applied for and received, early in 1995, regulatory approval to acquire up to 30% of First Fidelity's voting stock. Santander held 24.8% of the Company's voting stock at December 31, 1994.

SECURITIES

     GENERAL

     The Company's securities portfolios are comprised of U.S. government and federal agency securities, tax-exempt issues of states and municipalities, and equity and other securities. The portfolios generate substantial interest income and provide liquidity. The decline in the market value of the investment portfolio is generally attributable to the increase in the overall interest rate environment during 1994.

     Debt and equity securities are classified as: (a) securities held to maturity based on management's intent and the Company's ability to hold them to maturity, (b) trading securities that are bought and held principally for the purpose of selling them in the near term, and (c) securities available for sale.

     Management determines the appropriate classification of securities at the time of purchase. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements. Such securities generally are of high quality (treasuries, government agencies, etc.), with relatively short maturities (weighted average time to maturity of
1.4 years at December 31, 1994, based on projected cash flows or time to repricing for variable rate securities). The Company does not necessarily intend to sell such securities, but has classified them as "available for sale" to provide it with flexibility to respond to unforeseen changes in the economic environment. Given the relatively short-term nature of the portfolio and its generally high credit quality, management expects to realize all of its investment upon the maturity of such instruments, and thus believes that any market value impairment is temporary in nature.

     Mortgage-backed securities are generally high-quality securities issued by a governmental agency or corporation, or by private issuers. Such securities generally consist of pools of residential mortgages with similar interest rates and similar maturities. Payments to investors include both interest and return of principal.

     At December 31, 1994, the Company held a total of $4.4 billion of mortgage-backed securities, including $2.8 billion in its securities held to maturity portfolio and $1.6 billion classified as securities available for sale. The mortgage-backed portfolio consisted of fixed interest rate securities of $2.8 billion, and floating rate securities of $1.6 billion ($1.1 billion of the floating rate securities were one-year adjustable rate mortgages and $.5 billion were collateralized mortgage obligations). The weighted average life of the Company's mortgage-backed securities was 1.8 years, based on projected cash flows or time to repricing for variable rate securities. Such securities are generally made up of well-protected, highly predictable "planned amortization classes" or well-seasoned "mortgage participation certificates", having limited maturity variability. To illustrate, as of December 31, 1994, an interest rate increase of 300 basis points would be expected to extend the weighted average life of the mortgage-backed securities portfolio from 1.8 years to approximately
2.5 years, while a decline in interest rates of 300 basis points would reduce such weighted average life to approximately 1.2 years.

     Structured notes of various types comprise a small portion of the Company's securities portfolios. At December 31, 1994, the Company held $93.7 million (book value) of structured notes, compared to $2.0 million at December 31, 1993. The increase was attributable to 1994 acquisitions. Most of the Company's structured notes are held in its "securities available for sale" portfolio. First Fidelity's structured notes at December 31, 1994 were comprised of step-up bonds ($35.9 million), dual index notes ($32.0 million), deleveraged bonds ($13.5 million), indexed amortizing notes ($9.4 million), and single index notes ($2.9 million). At December 31, 1994, a net unrealized loss of $2.3 million was associated with the Company's structured notes.

     The adoption of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", had no effect on the Company's net income or liquidity for 1994 or 1993. Total stockholders' equity was reduced by $75.2 million, net of taxes, at December 31, 1994 as a result of net unrealized losses on securities available for sale. At December 31, 1993, total stockholders' equity was increased by $27.3 million, net of taxes, as a result of net unrealized gains on securities available for sale.

     SECURITIES HELD TO MATURITY

     At December 31, 1994, securities held to maturity are comprised of debt obligations with a weighted average yield of 6.45% and a remaining weighted average life of 2.9 years, based on projected cash flows or time to repricing for variable rate securities. Gross unrealized gains and losses in the securities held to maturity portfolio at December 31, 1994 were as follows:

                                                                                           NET
                                                        GROSS            GROSS          UNREALIZED
                                                      UNREALIZED       UNREALIZED         GAINS
                                                        GAINS            LOSSES          (LOSSES)
                                                      ----------       ----------       ----------
                                                                      (THOUSANDS)
            U.S. Treasury..........................    $     94        $  (14,788)      $  (14,694)
            Federal agencies.......................       5,148           (96,420)         (91,272)
            State and municipal....................      16,815            (4,192)          12,623
            Other securities.......................       4,754           (48,814)         (44,060)
                                                      ----------       ----------       ----------
                                                       $ 26,811        $ (164,214)      $ (137,403)
                                                       ========        ==========       ==========

     At December 31, 1994, the securities held to maturity portfolio totaled $4.2 billion, a decrease of $1.1 billion from December 31, 1993.

     SECURITIES AVAILABLE FOR SALE

     At December 31, 1994, securities available for sale were primarily U.S. Treasury and federal agency securities having a weighted average yield of 5.94% and a remaining weighted average life of 1.4 years, based on projected cash flows or repricing for variable rate securities. Gross unrealized gains and losses in the securities available for sale portfolio at December 31, 1994 were as follows:

                                                                                             NET
                                                          GROSS            GROSS          UNREALIZED
                                                        UNREALIZED       UNREALIZED         GAINS
                                                          GAINS            LOSSES          (LOSSES)
                                                        ----------       ----------       ----------
                                                                        (THOUSANDS)
            U.S. Treasury............................    $       9       $  (72,045)       $ (72,036)
            Federal agencies.........................        9,400          (27,617)         (18,217)
            State and municipal......................           24             (417)            (393)
            Equity securities........................        5,190             (755)           4,435
            Other securities.........................          208           (7,933)          (7,725)
                                                        ----------       ----------       ----------
                                                         $  14,831       $ (108,767)       $ (93,936)
                                                         =========       ==========        =========

     The net unrealized losses were reported as a separate component of stockholders' equity, net of tax effect, at December 31, 1994. Bank regulatory authorities have determined that such net gains and losses should be ignored for purposes of determining regulatory capital. Securities available for sale totaled $3.8 billion at December 31, 1994 and $2.7 billion at December 31, 1993.

     Proceeds from sales of securities available for sale during 1994 were $969.8 million. Gains of $19.5 million and losses of $1.8 million were realized on these sales. In 1993, the sale of debt securities available for sale resulted in realized gains of $7.5 million and realized losses of $642 thousand. Proceeds from these sales were $458.3 million.

     MATURITIES

     The following tables set forth certain information regarding First Fidelity's securities held to maturity and securities available for sale.

                         SECURITIES HELD TO MATURITY --
                    BOOK VALUE AND MATURITY DISTRIBUTION(1)

                                         FEDERAL AGENCIES                        OTHER SECURITIES
                                      -----------------------                 ----------------------                    TAX
                           U.S.       MORTGAGE-                  STATE AND    MORTGAGE-                                EQUIV.
   DECEMBER 31, 1994     TREASURY       BACKED        OTHER      MUNICIPAL     BACKED        OTHER        TOTAL        YIELD
   -----------------     ---------    ----------    ---------    ---------    ---------    ---------    ----------     ------
                                                                (DOLLARS IN THOUSANDS)
Stated Maturity --
  Book Value(2):
  Within one year....... $  56,236    $  834,734    $   2,734    $ 159,666    $ 149,476    $ 133,127    $1,335,973       5.63%
  One to five years.....   255,455     1,212,473       83,550      181,965      369,670      183,551     2,286,664       6.14
  Five to ten years.....     3,986       195,175       12,993       74,435       53,436       14,649       354,674       7.68
  Over ten years........     3,481            --        1,935      104,949        5,346       25,349       141,060       9.12
  No stated maturity....        --            --           --           --           --       68,489        68,489        N/A
                         ---------    ----------    ---------    ---------    ---------    ---------    ----------
December 31, 1994....... $ 319,158    $2,242,382    $ 101,212    $ 521,015    $ 577,928    $ 425,165    $4,186,860
                         =========    ==========    =========    =========    =========    =========    ==========
December 31, 1993....... $ 394,791    $3,118,732    $  81,269    $ 564,156    $ 442,794    $ 640,245    $5,241,987
                         =========    ==========    =========    =========    =========    =========    ==========
December 31, 1992....... $ 676,943    $3,711,446    $  43,012    $ 718,728    $ 189,228    $ 238,473    $5,577,830
                         =========    ==========    =========    =========    =========    =========    ==========

- ---------------

(1) For 1992, these securities were classified as securities at amortized cost.

(2) Maturities of mortgage-backed securities are estimated based on projected cash flows, assuming no change in the current interest rate environment.

                        SECURITIES AVAILABLE FOR SALE --
                      FAIR VALUE AND MATURITY DISTRIBUTION

                                          FEDERAL AGENCIES                        OTHER SECURITIES
                                       -----------------------      STATE      ----------------------                      TAX
                            U.S.       MORTGAGE-                     AND       MORTGAGE-                                 EQUIV.
   DECEMBER 31, 1994      TREASURY       BACKED        OTHER      MUNICIPAL     BACKED        OTHER        TOTAL          YIELD
                         ----------    ----------    ---------    ---------    ---------    ---------    ----------     ---------
                                                           (DOLLARS IN THOUSANDS)
Stated Maturity --
  Fair Value(1):
  Within one year....... $   57,487    $  212,558    $   4,229           --    $  17,090     $    576    $  291,940          6.51%
  One to five years.....  1,917,548       639,636       86,650     $  1,750       74,234       12,629     2,732,447          5.95
  Five to ten years.....      2,970       505,713       11,979        1,348       16,883           46       538,939          5.84
  Over ten years........         --       126,225           --       10,122       21,928           --       158,275          7.09
  No stated
    maturity(2).........         --            --           --           --           --       59,562        59,562           N/A
                         ----------    ----------    ---------    ---------    ---------    ---------    ----------
December 31, 1994....... $1,978,005    $1,484,132    $ 102,858     $ 13,220    $ 130,135     $ 72,813    $3,781,163
                         ===========   ===========   =========     ========    =========     ========    ===========
December 31, 1993....... $1,276,612    $1,092,350    $  28,689     $ 14,203    $ 162,045     $ 82,822    $2,656,721
                         ===========   ===========   =========     ========    =========     ========    ===========
December 31, 1992....... $  734,018    $       --    $  10,235     $  7,049    $      --     $  3,826    $  755,128
                         ===========   ===========   =========     ========    =========     ========    ===========

- ---------------

(1) Maturities of mortgaged-backed securities are estimated based on projected cash flows, assuming no change in the current interest rate environment.

(2) Consists entirely of equity securities.

LOAN PORTFOLIO

     Details regarding the Company's loan portfolio are presented below:

                               LOANS OUTSTANDING

                                                                       DECEMBER 31
                                         -----------------------------------------------------------------------
                                            1994           1993           1992           1991           1990
                                         -----------    -----------    -----------    -----------    -----------
                                                                       (THOUSANDS)
Domestic Borrowers
  Commercial and financial............   $ 6,145,741    $ 6,457,343    $ 5,478,982    $ 6,418,895    $ 7,671,385
  Real estate -- construction.........       317,959        473,434        603,132        714,411        930,044
  Mortgage -- commercial..............     4,035,199      3,447,554      2,916,375      2,336,217      2,114,938
  Mortgage -- residential (1 to 4
  family).............................     6,046,674      4,888,542      3,547,614      2,467,354      2,038,937
  Installment.........................     5,405,148      4,825,416      4,760,947      4,510,110      4,891,238
  Leasing.............................     2,050,486      1,419,526      1,206,678      1,060,543      1,116,690
                                         -----------    -----------    -----------    -----------    -----------
     Total............................    24,001,207     21,511,815     18,513,728     17,507,530     18,763,232
Foreign Borrowers.....................       110,468        112,397        116,991        134,686        165,569
Unearned income.......................      (310,434)      (237,301)      (253,024)      (300,699)      (398,497)
                                         -----------    -----------    -----------    -----------    -----------
     Total............................   $23,801,241    $21,386,911    $18,377,695    $17,341,517    $18,530,304
                                         ===========    ===========    ===========    ===========    ===========

                 LOANS OUTSTANDING -- MATURITY DISTRIBUTION(1)

                                                                 DECEMBER 31, 1994
                                              -------------------------------------------------------
                                                WITHIN         ONE TO          OVER
                                               ONE YEAR      FIVE YEARS     FIVE YEARS       TOTAL
                                              ----------     ----------     ----------     ----------
                                                                    (THOUSANDS)
        Commercial and financial............  $3,839,144     $1,823,050      $ 483,547     $6,145,741
        Real estate -- construction.........     179,636        123,250         15,073        317,959
        Foreign.............................      73,306          2,430         34,732        110,468
                                              ----------     ----------     ----------     ----------
          Total.............................  $4,092,086     $1,948,730      $ 533,352     $6,574,168
                                              ==========     ==========       ========     ==========
        Loans with predetermined
          interest rates....................                 $  958,741      $ 299,127
        Loans with floating rates...........                    989,989        234,225
                                                             ----------     ----------
          Total.............................                 $1,948,730      $ 533,352
                                                             ==========       ========

- ---------------

(1) Excludes mortgage, installment and leasing loans.

     The economy in First Fidelity's primary marketplace (New Jersey, eastern Pennsylvania, Connecticut, southern New York and Maryland) is broad-based and diverse. The Company's loan portfolio reflects this diversity. Consumer loans constituted 55%, 50% and 49% of total loans at December 31, 1994, 1993 and 1992, respectively. The remainder of the portfolio is predominantly domestic commercial loans and commercial real estate loans. Commercial lending activities are focused primarily on lending to middle market and small business corporate borrowers engaged in a variety of industries. Foreign loans are an insignificant portion of total loans.

     The Company's total loans grew in 1994 by $2.4 billion, to $23.8 billion, primarily as a result of acquisitions. In addition, demand for certain types of consumer loans in the Company's primary market area increased slightly during 1994. The Company's commercial and financial loans decreased $311.6 million during the year, primarily as a result of a significant decrease in commercial and financial loans with lower than average interest rate spreads. Commercial mortgages increased by $587.6 million, or 17%.

     Continued expansion of the consumer loan portfolio is an important objective for First Fidelity. Residential mortgage loans increased 24% to $6.0 billion at December 31, 1994, primarily as a result of acquisitions and growth in adjustable rate mortgage originations. Installment loans increased $579.7 million, or 12%. Home equity loans rose 7% to $1.6 billion at December 31, 1994. Automobile leases increased by 59% to $1.7 billion at December 31, 1994. The growth in consumer loans reflects the Company's marketing efforts.

     FOREIGN ASSETS

     First Fidelity's foreign loan portfolio was $110.5 million, $112.4 million and $117.0 million at December 31, 1994, 1993 and 1992, respectively. At December 31, 1994, the Company had no outstandings to any single foreign country in excess of .75% of total assets. At December 31, 1993, the Company had such outstandings of $333 million, or 1% of total assets, with United Kingdom banks. At December 31, 1992, the Company had such outstandings of $509 million, or 2% of total assets, with French banks and $476 million, or 2% of total assets, with United Kingdom banks.

     ASSET QUALITY

     The Company seeks to manage credit risk through diversification of the loan portfolio and the application of policies and procedures designed to foster sound underwriting and credit monitoring practices. However, as in any banking organization, the level of credit risk is dependent in part upon local and national economic conditions that are beyond the Company's control. The chief credit officer is charged with monitoring asset quality, establishing credit policies and procedures, seeking the consistent application of these policies and procedures across the organization, and adjusting policies as appropriate for changes in market conditions.

     First Fidelity's loan portfolio is diversified by industry of borrower and type of loan, with limits on the size of loan to any single borrower. At December 31, 1994 and 1993, domestic commercial and financial loans represented 25% and 30% of the loan portfolio, respectively; residential mortgages represented 25% and 23%, respectively; installment loans were 22% in both years; commercial mortgages represented 17% and 16%, respectively; the leasing portfolio (consisting of equipment and automobile leases) represented 9% and 6%, respectively; construction loans were 1% and 2%, respectively; and foreign loans represented 1% in both years.

     The risk profile of the loan portfolio is impacted by many external trends and conditions. Among the more important economic factors which tend to reduce or increase the risk profile of the loan portfolio are changes in regional or local real estate values, employment levels and personal income levels. Changes in property and income tax rates, interest rates, governmental actions such as spending cutbacks, and real estate market conditions are also important determinants of the risk inherent in lending by the Company.

     The lending risk associated with commercial mortgage, real estate/construction, commercial and financial loans, and equipment leasing is also influenced by factors such as the specific borrower's financial condition, the demand for office space, and the long-term success of companies which operate in the Company's primary marketplace.

     Certain of the Company's asset quality ratios are set forth below:

                              ASSET QUALITY RATIOS

                                                                                     DECEMBER 31
                                                                      -----------------------------------------
                                                                      1994     1993     1992     1991     1990
                                                                      -----    -----    -----    -----    -----
Non-performing loans/loans(a)......................................     .99%    1.77%    2.76%    4.13%    3.97%
Non-performing assets/loans and other real estate owned(a).........    1.38     2.30     3.75     5.29     4.87
Net loan charge-offs/average loans.................................     .55     1.23     1.42     1.62     1.74
Present period recoveries/prior period charge-offs.................   14.40    15.49    14.77    10.04    18.93
Reserve/loans......................................................    2.52     2.82     3.32     3.52     3.00
Reserve/non-performing loans(a)....................................     253      159      121       85       76
Reserve/non-performing assets(a)...................................     182      122       88       66       61

- ---------------
(a) Non-performing loans and non-performing assets and ratios exclude loans classified as contractually past due 90 days or more but still accruing, assets subject to FDIC loss-sharing provisions, and assets classified as held for sale, which are included in other assets.

     The ratios for "Non-performing loans/loans" and "Non-performing assets/loans and other real estate owned" continued to improve during 1994, reflecting the Company's continuing workout and collection efforts, which result in payments and charge-offs. In addition, the Company experienced a decreased volume of loans migrating to non-performing status during 1994 and 1993, compared with 1990 through 1992.

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

     A quarterly reporting and review process is in place to monitor those credits that have been identified as problematic or vulnerable in order to develop a corrective action program, to assess the Company's progress in working toward a solution, and to assist in determining an appropriate reserve for possible credit losses. A separate loan workout unit becomes involved in credits that have been identified as problematic. The Company's loan review procedures are designed to reduce both non-performing assets and loan losses; however, such assets and losses are an inevitable consequence of a banking organization's provision of credit to its customers. The levels of such assets and losses are dependent in part on economic, legislative and regulatory factors that are beyond the Company's control.

     For commercial loans, mortgage loans and leases, the necessity for charge-offs is determined on a case-by-case basis. Installment loans and credit card receivables are generally charged-off when principal or interest payments are in arrears for more than 120 and 180 days, respectively, except where the loan is well-secured and in the process of collection.

     Commercial real estate lending is an integral part of the Company's middle market lending business, and continues to be an important commercial credit product for First Fidelity. Commercial real estate loans (commercial mortgages and construction loans) comprised 18% of total loans at December 31, 1994 and 1993. First Fidelity's real estate lending policies are designed to take into consideration the cyclical nature of the real estate business and to define acceptable transactions specifically in terms of the borrower, collateral, documentation, loan structure and product.

     In addition to internal processes, lending procedures and the loan portfolio are examined by bank regulatory agencies as part of their supervisory activities. For First Fidelity, the most comprehensive of these is the examination by the OCC. Examinations by regulators are performed periodically. The Company's independent auditors also review the loan portfolio and lending procedures during their annual audit of the Company's financial statements.

     SEGREGATED ASSETS

     On October 2, 1992, in accordance with the agreement to acquire selected assets and liabilities of The Howard Savings Bank ("Howard"), the Company entered into a loss-sharing arrangement with the FDIC. The Howard non-performing commercial mortgages, commercial real estate/construction loans and commercial and financial loans ("shared-loss loans"), and any such Howard performing shared-loss loans that become non-performing through October 2, 1997, are considered "segregated assets", and are included in the "other assets" caption of the Consolidated Statements of Condition. Such segregated assets include non-accrual loans, foreclosed properties and in-substance foreclosures, net of a reserve for segregated assets, but exclude acquired consumer loans. Under the terms of the loss-sharing arrangement, the FDIC reimburses the Company for 80% of net charge-offs and reimbursable expenses associated with such shared-loss loans for a five year period. Under the terms of the loss-sharing arrangement, First Fidelity is obligated to pay the FDIC 80% of net recoveries on such assets during years six and seven after the acquisition. At the end of the seven year period, the FDIC is obligated to provide additional reimbursement to First Fidelity for losses so that, subject to certain conditions, First Fidelity bears only 5% of total losses with respect to such segregated assets over $130 million of net losses and associated expenses.

     In addition to non-performing shared-loss loans reported as segregated assets, performing loans potentially subject to the loss-sharing arrangement with the FDIC at December 31, 1994 and 1993, totaled $274.4 million and $351.3 million, respectively.

     At December 31, 1994, segregated assets were $68.3 million, net of a $4.3 million reserve, compared to $247.9 million, net of a $6.5 million reserve at December 31, 1993. The reserve established by First Fidelity in 1992 with respect to its 20% loss exposure on the segregated assets was $25.0 million. First Fidelity's share of charge-offs on segregated assets was $2.5 million in 1994, $10.6 million in 1993 and $8.8 million in 1992. Related recoveries in 1994 and 1993 were $1.3 million and $855 thousand, respectively.

     ASSETS HELD FOR SALE

     Assets held for sale declined to $69.3 million at December 31, 1994, from $88.4 million at December 31, 1993, despite $58.3 million of gross additions related to 1994 acquisitions, including $34.3 million related to the Baltimore acquisition. In 1993, First Fidelity determined that it would pursue an accelerated disposition approach on certain non-performing assets. Accordingly, the Company classified $91.0 million of assets as "held for sale", net of $48.8 million in write-downs taken to record such assets at their estimated near-term disposition values. Late in 1993, the Company classified an additional $44.7 million of assets as "held for sale", related primarily to the Peoples acquisition. The Company anticipates that substantially all such assets will be sold within 18 months of their reclassification.

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

     The following table sets forth information regarding the Company's provision and reserve for possible credit losses and charge-off experience:

              RECONCILIATION OF RESERVE FOR POSSIBLE CREDIT LOSSES

                                            1994            1993            1992            1991            1990
                                          ---------       ---------       ---------       ---------       ---------
                                                                         (THOUSANDS)
Balance at Beginning of Period:
  Domestic............................    $ 593,565       $ 600,406       $ 594,074       $ 532,962       $ 310,805
  Foreign.............................        8,618           9,947          15,525          23,210          77,979
                                          ---------       ---------       ---------       ---------       ---------
                                            602,183         610,353         609,599         556,172         388,784
Provisions:
  Domestic............................       60,655         149,853         229,537         309,304         529,474
  Foreign(1)..........................       18,345          (1,853)         (1,537)        (11,304)        (31,474)
                                          ---------       ---------       ---------       ---------       ---------
                                             79,000         148,000         228,000         298,000         498,000
Charge-Offs:
  Domestic
     Commercial and financial.........       73,263         100,818         123,128         168,976         161,414
     Real estate -- construction......        7,004          49,932          55,993          45,647         108,276
     Real estate -- mortgage..........       25,633          68,417          27,844          11,839           6,941
     Installment......................       38,957          47,659          68,753          77,761          43,147
     Leasing..........................        7,292          16,319          14,844          14,952           8,920
  Foreign.............................        7,616             471           4,734           1,224          42,077
                                          ---------       ---------       ---------       ---------       ---------
       Total..........................      159,765         283,616         295,296         320,399         370,775
Recoveries:
  Domestic
     Commercial and financial.........       18,434          15,769          18,580          12,342          11,033
     Real estate -- construction......          740           3,203             849           2,112           1,596
     Real estate -- mortgage..........        3,587           3,130           1,256             655             677
     Installment......................       13,883          17,759          22,535          15,135           6,729
     Leasing..........................        3,632           4,874           3,417           2,139           1,346
  Foreign.............................          553             995             693           4,843          18,782
                                          ---------       ---------       ---------       ---------       ---------
       Total..........................       40,829          45,730          47,330          37,226          40,163
                                          ---------       ---------       ---------       ---------       ---------
       Net Charge-Offs................      118,936         237,886         247,966         283,173         330,612
Balance related to sale of
  subsidiary..........................           --              --              --         (10,800)             --
Acquired reserves.....................       37,086          81,716          20,720          49,400              --
                                          ---------       ---------       ---------       ---------       ---------
Balance at End of Period:
  Domestic............................      579,433         593,565         600,406         594,074         532,962
  Foreign.............................       19,900           8,618           9,947          15,525          23,210
                                          ---------       ---------       ---------       ---------       ---------
                                          $ 599,333       $ 602,183       $ 610,353       $ 609,599       $ 556,172
                                           ========        ========        ========        ========        ========

- ---------------
(1) As a result of a significant decrease in the level of foreign assets and substantial recoveries in its foreign portfolio, management made the indicated reallocations from the reserve for foreign loans to the general reserve, in years prior to 1994. In 1994, charge-offs and management's assessment of a small number of foreign loans resulted in an increase in the foreign provision.

     The continued decline in the provision for possible credit losses from 1991 through 1994 reflects management's evaluation of the adequacy of the level of the reserve for possible credit losses in light of, among other factors, improved asset quality trends, generally improving economic conditions, the continued decline in non-performing loans and lower levels of charge-offs. The reduction of the provision for possible credit losses contributed to the improvement in the Company's net income in each of the last three years.

     Key asset quality reserve ratios increased steadily over the three years ended December 31, 1994. The ratio of the reserve for possible credit losses to non-performing loans was 121% for 1992, 159% for 1993 and 253% for 1994. The reserve for possible credit losses to non-performing assets ratio was 88% for 1992, 122% for 1993 and

182% for 1994. These ratios exclude loans classified as contractually past due 90 days or more but still accruing, assets subject to FDIC loss-sharing provisions, and assets classified as held for sale.

     The reserve for possible credit losses was $599.3 million at December 31, 1994, and represented 2.52% of total loans, compared to $602.2 million and 2.82% of total loans at December 31, 1993. The Company believes that it has maintained the reserve for possible credit losses at an adequate level, although ultimately, the level of credit losses is dependent in part upon factors outside of management's control which may not be presently foreseeable. Management believes that it has remained sensitive to the evolving economic situation and its potential impact on asset quality and the reserve for possible credit losses. If the economic environment deteriorates, management may find it appropriate to increase the reserve for possible credit losses. In addition, regulatory agencies periodically review the level of the Company's reserve for possible credit losses. Such agencies could require the Company to increase or decrease the level of the reserve based on their interpretation of data available to them at the time of their examination.

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

                ALLOCATION OF RESERVE FOR POSSIBLE CREDIT LOSSES

                                                                    DECEMBER 31
                   --------------------------------------------------------------------------------------------------------------
                          1994                   1993                   1992                   1991                   1990
                   ------------------     ------------------     ------------------     ------------------     ------------------
                                % OF                   % OF                   % OF                   % OF                   % OF
                                LOANS                  LOANS                  LOANS                  LOANS                  LOANS
                                 TO                     TO                     TO                     TO                     TO
                                TOTAL                  TOTAL                  TOTAL                  TOTAL                  TOTAL
                    AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS
                   ---------    -----     ---------    -----     ---------    -----     ---------    -----     ---------    -----
                                                               (DOLLARS IN THOUSANDS)
Commercial and
  financial....... $ 280,200     25.5%    $ 225,311     29.9%    $ 257,341     29.4%    $ 310,580     36.4%    $ 252,960     40.5%
Real estate --
  construction....    35,300      1.3        98,131      2.2       115,733      3.2        86,260      4.0       134,603      4.9
Real estate --
  mortgage........   117,233     41.8       169,751     38.5        65,444     34.7        33,440     27.2        45,070     22.0
Installment.......   124,400     22.4        71,760     22.3       123,761     25.6       128,475     25.6        77,823     25.8
Leasing...........    22,300      8.5        28,612      6.6        38,127      6.5        35,319      6.0        22,506      5.9
Foreign...........    19,900      0.5         8,618      0.5         9,947      0.6        15,525      0.8        23,210      0.9
                   ---------    -----     ---------    -----     ---------    -----     ---------    -----     ---------    -----
  Total........... $ 599,333    100.0%    $ 602,183    100.0%    $ 610,353    100.0%    $ 609,599    100.0%    $ 556,172    100.0%
                   =========    ======    =========    ======    =========    ======    =========    ======    =========    ======

     CHARGE-OFFS

     First Fidelity's gross charge-offs in 1994 totaled $159.8 million, a decline of 44% from $283.6 million in 1993. The 1993 charge-offs included $42.8 million in connection with transfers to "assets held for sale". Charge-offs in 1993 were down 4% from $295.3 million in 1992. The current charge-off level reflects improvement in the business climate, which affects both business and consumers, and greater stability in the regional real estate market.

     Real estate-related charge-offs were $32.6 million in 1994, compared to $118.3 million in 1993. The decrease in 1994 was primarily the result of a reduced amount of charge-offs in connection with transfers to "assets held for sale", compared to 1993.

     Charge-offs of commercial and financial loans, excluding those related to commercial real estate loans, were $73.3 million, representing a $27.5 million decrease from 1993. Charge-offs unrelated to real estate were not concentrated in any industry, type of loan or type of borrower.

     Installment loan charge-offs of $39.0 million were down $8.7 million from 1993, reflecting lower charge-offs in credit cards and other types of installment loans. Leasing charge-offs were $7.3 million in 1994, compared to $16.3 million in 1993. Foreign charge-offs were $7.6 million and $.5 million in 1994 and 1993, respectively.

     RECOVERIES

     Recoveries on charged-off commercial and financial loans were $18.4 million in 1994, compared to $15.8 million in the prior year. Real estate-related recoveries were $4.3 million in 1994 and $6.3 million in 1993. Installment loan recoveries were $13.9 million in 1994, compared to $17.8 million a year earlier. Recoveries on leasing and foreign loans were $3.6 million and $.6 million, respectively, in 1994, compared to $4.9 million and $1.0 million, respectively, in 1993.

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

             NON-PERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                                                               DECEMBER 31
                                                      -------------------------------------------------------------
                                                        1994         1993         1992         1991         1990
                                                      ---------    ---------    ---------    ---------    ---------
                                                                               (THOUSANDS)
Non-performing assets(a):
     Non-accruing loans:
       Domestic:
          Real estate...............................  $  94,910    $ 184,610    $ 236,659    $ 324,318    $ 307,675
          Other.....................................    109,155      168,487      230,894      321,190      422,593
       Foreign:
          Less developed countries..................        176          176          414          414          460
          Other.....................................     15,326       11,737        2,754        9,798        4,200
                                                      ---------    ---------    ---------    ---------    ---------
            Total...................................    219,567      365,010      470,721      655,720      734,928
     Restructured loans.............................     17,253       13,871       35,604       60,786        1,130
     Other real estate owned:
       Foreclosed property..........................     94,879      103,344      155,050       79,384       47,473
       In-substance foreclosures....................      3,907       19,145       40,084      140,339      137,835
                                                      ---------    ---------    ---------    ---------    ---------
            Total...................................     98,786      122,489      195,134      219,723      185,308
       Less OREO reserve............................     (6,752)      (6,622)      (5,765)      (7,306)     (10,120)
                                                      ---------    ---------    ---------    ---------    ---------
            Net.....................................     92,034      115,867      189,369      212,417      175,188
                                                      ---------    ---------    ---------    ---------    ---------
               Total Non-Performing Assets..........  $ 328,854    $ 494,748    $ 695,694    $ 928,923    $ 911,246
                                                       ========     ========     ========     ========     ========
Contractually past due loans(b):
     Consumer.......................................  $ 128,284    $ 133,112    $ 142,077    $ 134,720    $  71,101
     Other..........................................      3,242        8,373       12,422       10,686       25,447
                                                      ---------    ---------    ---------    ---------    ---------
     Total..........................................  $ 131,526    $ 141,485    $ 154,499    $ 145,406    $  96,548
                                                       ========     ========     ========     ========     ========

- ---------------

(a) Non-performing assets exclude loans classified as contractually past due 90 days or more and still accruing, segregated shared-loss assets of $72.6 million in 1994, $254.4 million in 1993 and $310.0 million in 1992, and assets held for sale of $69.3 million in 1994 and $88.4 million in 1993.

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

     Non-performing assets were $328.9 million at December 31, 1994, compared to $494.7 million at December 31, 1993. The decline reflects the Company's continuing workout and collection efforts and a lower volume of loans migrating to non-performing status. Non-performing real estate loans declined $89.7 million. The level of non-accruing domestic commercial loans decreased $59.3 million from December 31, 1993 to December 31, 1994. Restructured loans were $17.2 million at December 31, 1994, compared to $13.9 million at December 31, 1993.

     Payments recognized as interest income on loans that were classified as non-accruing and restructured as of year-end totaled $3.3 million in 1994. Had payments on year-end non-accruing and restructured loans been made at the original contracted amounts and due dates, the Company would have recorded additional interest income of approximately $19.2 million in 1994.

     Prior to transferring a real estate loan to OREO, it is written-down to the lower of cost or fair value. This write-down is charged to the reserve for possible credit losses. Subsequently, OREO is carried at the lower of fair value less estimated cost to sell or carrying value. An OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of all OREO properties between periodic appraisals, and for estimated selling costs. The following table sets forth information regarding the Company's reserve for OREO:

                                                                1994          1993          1992
                                                              ---------     ---------     ---------
                                                                           (THOUSANDS)
          Balance at beginning of period....................  $   6,622     $   5,765     $   7,306
          Provision.........................................      9,250        22,800        21,155
          Acquired reserves.................................        456         6,649            --
          Charge-offs and write-downs.......................     (9,576)      (28,592)      (22,696)
                                                              ---------     ---------     ---------
          Balance at end of period..........................  $   6,752     $   6,622     $   5,765
                                                               ========      ========      ========

     At December 31, 1994, loans that were 90 days or more past due but still accruing interest totaled $131.5 million (including $128.3 million of consumer loans), compared to $141.5 million at December 31, 1993, a decrease of $10.0 million, or 7%. The decrease was primarily the result of continuing workout and collection efforts, as well as an improving economy. Management's determination regarding the accrual of interest on these loans is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become non-performing assets and/or result in charge-offs in the future.

     During 1994, SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", were issued. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Management is continuing to develop First Fidelity's approach to implementing SFAS 114 and SFAS 118, and does not expect that the adoption of these standards, which is required beginning in 1995, will have a material effect on the Company's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                                            PAGE
        Report of Independent Auditors....................................................   41
        First Fidelity Bancorporation (and Subsidiaries):
             Consolidated Statements of Income............................................   42
             Consolidated Statements of Condition.........................................   43
             Consolidated Statements of Changes in Stockholders' Equity...................   44
             Consolidated Statements of Cash Flows........................................   45
             Notes to Consolidated Financial Statements...................................   46

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

        Summary of Quarterly Financial Information........................................   74
        Computation of Earnings Per Share.................................................   75

[KPMG Peat Marwick LLP LOGO]


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
First Fidelity Bancorporation

     We have audited the accompanying consolidated statements of condition of First Fidelity Bancorporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of First Fidelity Bancorporation's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Fidelity Bancorporation and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, First Fidelity Bancorporation changed its methods of accounting for income taxes, postretirement benefits other than pensions, postemployment benefits, and certain investments in debt and equity securities in 1993.


/s/ KPMG Peat Marwick LLP



January 18, 1995,
New York, New York


                  Member Firm of
/   /   /   /   / Klynveld Peat Marwick Goerdeler

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31
                                                                            --------------------------------------------
                                                                               1994             1993             1992
                                                                            ----------       ----------       ----------
                                                                               (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest Income
  Interest and fees on loans..........................................      $1,650,879       $1,531,900       $1,513,445
  Interest on federal funds sold and securities purchased under
    agreements to resell..............................................           1,158           16,176           33,578
  Interest and dividends on securities:
    Taxable interest income...........................................         407,516          370,731          409,104
    Tax-exempt interest income........................................          39,310           49,017           57,675
    Dividends.........................................................           5,333            4,559            4,037
  Interest on bank deposits...........................................          25,494           66,308          104,524
  Interest on trading account securities..............................           6,462            6,505            6,918
                                                                            ----------       ----------       ----------
      Total Interest Income...........................................       2,136,152        2,045,196        2,129,281
                                                                            ----------       ----------       ----------
Interest Expense
  Interest on:
    Deposits..........................................................         604,796          620,730          824,453
    Short-term borrowings.............................................          75,014           32,199           43,469
    Long-term debt....................................................          52,226           38,584           52,790
                                                                            ----------       ----------       ----------
      Total Interest Expense..........................................         732,036          691,513          920,712
                                                                            ----------       ----------       ----------
      Net Interest Income.............................................       1,404,116        1,353,683        1,208,569
Provision for possible credit losses..................................          79,000          148,000          228,000
                                                                            ----------       ----------       ----------
      Net Interest Income after Provision for Possible Credit
         Losses.......................................................       1,325,116        1,205,683          980,569
                                                                            ----------       ----------       ----------
Non-Interest Income
  Trust income........................................................         105,891          104,517           86,396
  Service charges on deposit accounts.................................         145,059          152,340          139,310
  Other service charges, commissions and fees.........................         105,673           85,741           76,374
  Trading revenue.....................................................          10,089           16,932           16,685
  Net securities transactions.........................................          17,720            7,017            4,825
  Other income........................................................          32,512           16,953            8,786
                                                                            ----------       ----------       ----------
      Total Non-Interest Income.......................................         416,944          383,500          332,376
                                                                            ----------       ----------       ----------
Non-Interest Expense
  Salaries and benefits expense.......................................         485,476          468,050          408,841
  Occupancy expense...................................................         114,593          112,729          107,269
  Equipment expense...................................................          41,785           43,983           41,418
  Other expenses......................................................         427,775          389,937          359,318
                                                                            ----------       ----------       ----------
      Total Non-Interest Expense......................................       1,069,629        1,014,699          916,846
                                                                            ----------       ----------       ----------
Income before income taxes and cumulative effect of changes in
  accounting principles...............................................         672,431          574,484          396,099
Income taxes..........................................................         221,368          178,025           82,362
                                                                            ----------       ----------       ----------
Income before cumulative effect of changes in accounting principles...         451,063          396,459          313,737
Cumulative effect of changes in accounting principles, net of tax.....              --            2,373               --
                                                                            ----------       ----------       ----------
      Net Income......................................................         451,063          398,832          313,737
Dividends on Preferred Stock..........................................          20,667           20,653           21,061
                                                                            ----------       ----------       ----------
      Net Income Applicable to Common Stock...........................      $  430,396       $  378,179       $  292,676
                                                                            ===========      ===========      ===========
Per Common Share:
  Primary:
    Income before cumulative effect of changes in accounting
      principles......................................................           $5.21            $4.63            $3.89
    Cumulative effect of changes in accounting principles, net of
      tax.............................................................              --              .03               --
    Net income -- primary.............................................            5.21             4.66             3.89
  Fully diluted:
    Income before cumulative effect of changes in accounting
      principles......................................................            5.11             4.55             3.77
    Cumulative effect of changes in accounting principles, net of
      tax.............................................................              --              .03               --
    Net income -- fully diluted.......................................            5.11             4.58             3.77

          See accompanying notes to consolidated financial statements.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                                  DECEMBER 31
                                                                                           --------------------------
                                                                                              1994           1993
                                                                                           -----------    -----------
                                                                                                  (THOUSANDS)
Assets
  Cash and due from banks................................................................  $ 2,082,002    $ 1,831,270
  Interest-bearing time deposits.........................................................       35,567        979,769
  Securities held to maturity (market value of $4,049,457 in 1994 and $5,321,239 in
    1993)................................................................................    4,186,860      5,241,987
  Securities available for sale, at market value.........................................    3,781,163      2,656,721
  Trading account securities, at market value............................................      110,494        149,887
  Federal funds sold and securities purchased under agreements to resell.................       50,675         15,000
  Loans, net of unearned income..........................................................   23,801,241     21,386,911
    Less: Reserve for possible credit losses.............................................     (599,333)      (602,183)
                                                                                           -----------    -----------
      Net Loans..........................................................................   23,201,908     20,784,728
  Premises and equipment.................................................................      437,677        404,208
  Customers' acceptance liability........................................................      215,556        187,903
  Other assets...........................................................................    2,113,794      1,511,112
                                                                                           -----------    -----------
      Total Assets.......................................................................  $36,215,696    $33,762,585
                                                                                           ============   ============
Liabilities
  Deposits in domestic offices:
    Demand deposits......................................................................  $ 5,393,749    $ 5,347,007
    Savings/NOW deposits.................................................................    9,271,335      9,650,774
    Money market deposit accounts........................................................    4,257,135      3,893,130
    Other consumer time deposits.........................................................    8,858,443      8,637,296
    Corporate certificates of deposit....................................................      393,058        398,435
  Deposits in overseas offices...........................................................      733,132        216,380
                                                                                           -----------    -----------
      Total Deposits.....................................................................   28,906,852     28,143,022
  Short-term borrowings..................................................................    2,716,922      1,620,125
  Acceptances outstanding................................................................      218,625        196,117
  Other liabilities......................................................................      682,699        451,835
  Long-term debt.........................................................................      813,623        613,058
                                                                                           -----------    -----------
      Total Liabilities..................................................................   33,338,721     31,024,157
Commitments and contingencies (see Notes 16 and 18)
Stockholders' Equity
  Preferred stock........................................................................      229,707        230,422
  Common stock ($1.00 par)
    Authorized: 150,000,000 shares
    Issued: 82,003,121 shares in 1994 and 79,937,719 shares in 1993......................       82,003         79,938
  Surplus................................................................................    1,256,020      1,202,373
  Retained earnings......................................................................    1,430,149      1,200,073
  Net unrealized gains (losses) -- securities available for sale.........................      (75,232)        27,295
  Less treasury stock, at cost: 1,020,282 shares in 1994 and 36,714 shares in 1993.......      (45,672)        (1,673)
                                                                                           -----------    -----------
      Total Common Stockholders' Equity..................................................    2,647,268      2,508,006
                                                                                           -----------    -----------
      Total Stockholders' Equity.........................................................    2,876,975      2,738,428
                                                                                           -----------    -----------
      Total Liabilities and Stockholders' Equity.........................................  $36,215,696    $33,762,585
                                                                                           ============   ============

          See accompanying notes to consolidated financial statements.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                   TOTAL
                                                    PREFERRED  COMMON                  RETAINED    TREASURY    STOCKHOLDERS'
                                                     STOCK      STOCK     SURPLUS      EARNINGS      STOCK        EQUITY
                                                    --------   -------   ----------   ----------   ---------   -------------
                                                                                  (THOUSANDS)
Balance, December 31, 1991........................  $232,236   $70,339   $  918,396   $  723,811          --    $  1,944,782
  Net income......................................        --        --           --      313,737          --         313,737
  Shares Issued:
    Preferred stock conversions...................       (64)        2           62           --          --              --
    Dividend reinvestment plan....................        --       531       17,060           --          --          17,591
    Stock options.................................        --       860       21,169           --          --          22,029
    Private placement.............................        --     2,376       58,218           --          --          60,594
  Dividends on Common stock.......................        --        --           --      (88,036)         --         (88,036)
  Dividends on Preferred stock....................        --        --           --      (21,061)         --         (21,061)
  Equity portfolio valuation......................        --        --           --        8,014          --           8,014
                                                    --------   -------   ----------   ----------   ---------   -------------
Balance, December 31, 1992........................   232,172    74,108    1,014,905      936,465          --       2,257,650
  Net income......................................        --        --           --      398,832          --         398,832
  Shares Issued:
    Preferred stock conversions...................    (1,750)       55        1,695           --          --              --
    Dividend reinvestment plan....................        --        98        4,305         (230)  $   3,598           7,771
    Stock options.................................        --       276        6,982       (4,366)     11,047          13,939
    Private placement.............................        --     2,376       58,218           --          --          60,594
    Acquisitions..................................        --     3,025      116,268           --     100,636         219,929
  Purchases of treasury stock.....................        --        --           --           --    (116,954)       (116,954)
  Dividends on Common stock.......................        --        --           --     (110,336)         --        (110,336)
  Dividends on Preferred stock....................        --        --           --      (20,653)         --         (20,653)
  Net unrealized gains -- securities available for
    sale..........................................        --        --           --       27,295          --          27,295
  Other...........................................        --        --           --          361          --             361
                                                    --------   -------   ----------   ----------   ---------   -------------
Balance, December 31, 1993........................   230,422    79,938    1,202,373    1,227,368      (1,673)      2,738,428
  Net income......................................        --        --           --      451,063          --         451,063
  Shares Issued:
    Preferred stock conversions...................      (715)       22          693           --          --              --
    Dividend reinvestment plan....................        --         7          157         (231)     15,824          15,757
    Stock options.................................        --        18         (300)      (4,760)     14,064           9,022
    Private placement.............................        --     1,984       48,603      (53,165)    123,767         121,189
    Other.........................................        --        34        1,533           --          --           1,567
  Purchases of treasury stock.....................        --        --           --           --    (197,654)       (197,654)
  Dividends on Common stock.......................        --        --           --     (142,403)         --        (142,403)
  Dividends on Preferred stock....................        --        --           --      (20,667)         --         (20,667)
  Net unrealized (losses) -- securities available
    for sale......................................        --        --           --     (102,527)         --        (102,527)
  Other...........................................        --        --        2,961          239          --           3,200
                                                    --------   -------   ----------   ----------   ---------   -------------
Balance, December 31, 1994........................  $229,707   $82,003   $1,256,020   $1,354,917   $ (45,672)   $  2,876,975
                                                    =========  ========  ===========  ===========  ===========   ===========

          See accompanying notes to consolidated financial statements.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31
                                                                          --------------------------------------------
                                                                             1994            1993             1992
                                                                          -----------     -----------     ------------
                                                                                          (THOUSANDS)
Cash flows from operating activities:
    Net income.........................................................   $   451,063     $   398,832     $    313,737
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible credit losses...............................        79,000         148,000          228,000
    Depreciation, amortization and accretion...........................        90,283          53,354           39,201
    Deferred income tax provision......................................       131,305          86,453            1,034
    Gain on sale of assets.............................................        (8,587)        (12,288)         (13,491)
    Net securities transactions (gains)................................       (17,720)         (7,017)          (4,825)
    Proceeds from sales of trading account securities..................     9,983,786       8,951,741       10,324,738
    Purchases of trading account securities............................    (9,937,083)     (8,860,508)     (10,388,715)
    Decrease (increase) in accrued interest receivable.................       (60,579)         39,674          (19,671)
    Increase (decrease) in accrued interest payable....................        72,897         (32,067)         (78,764)
    Change in current taxes payable....................................        51,196          24,332           (7,334)
    Other, net.........................................................       (61,453)        175,572         (202,118)
    Cumulative effect of changes in accounting principles, net of
      tax..............................................................            --          (2,373)              --
                                                                          -----------     -----------     ------------
      Net cash provided by operating activities........................       774,108         963,705          191,792
Cash flows from investing activities:
    Proceeds from maturities of securities held to maturity............     2,478,876       5,267,960        2,894,934
    Purchases of securities held to maturity...........................      (715,907)     (5,822,987)      (2,923,516)
    Proceeds from maturities of securities available for sale..........       928,702              --               --
    Proceeds from sales of securities available for sale...............       969,775         461,596          175,820
    Purchases of securities available for sale.........................    (3,170,853)             --               --
    Net (disbursements) receipts from lending activities...............      (677,987)       (574,609)         538,862
    Purchases of premises and equipment................................       (54,850)        (55,248)         (93,479)
    Proceeds from sales of premises and equipment......................        10,436          10,843           14,668
    Net change in acceptances..........................................        (5,145)            758            4,308
    Net cash (paid) received on acquisitions...........................      (307,154)        641,386          723,111
                                                                          -----------     -----------     ------------
      Net cash provided by (used in) investing activities..............      (544,107)        (70,301)       1,334,708
Cash flows from financing activities:
    Change in demand, savings/NOW, and money market deposits...........    (1,451,430)     (1,428,337)       1,171,050
    Change in corporate certificates of deposit and deposits in
      overseas offices.................................................       511,375         (90,971)         (73,097)
    Change in other consumer time deposits.............................      (816,917)     (1,988,007)      (2,321,038)
    Change in short-term borrowings....................................       884,158         228,579         (208,692)
    Issuances of long-term debt........................................       200,000         150,000            1,069
    Payments on long-term debt.........................................          (303)       (118,450)        (338,826)
    Purchases of treasury stock........................................      (197,654)       (116,954)              --
    Issuance of Common and Preferred stock.............................       145,968         140,740          100,214
    Dividends paid.....................................................      (162,993)       (131,080)        (109,174)
                                                                          -----------     -----------     ------------
      Net cash (used in) financing activities..........................      (887,796)     (3,354,480)      (1,778,494)
                                                                          -----------     -----------     ------------
      Net change in cash and cash equivalents..........................      (657,795)     (2,461,076)        (251,994)
      Cash and cash equivalents at beginning of period(A)..............     2,826,039       5,287,115        5,539,109
                                                                          -----------     -----------     ------------
      Cash and cash equivalents at end of period(A)....................   $ 2,168,244     $ 2,826,039     $  5,287,115
                                                                          ============    ============    ==============
Supplemental disclosures:
    Total amount of interest paid for the period.......................   $   659,139     $   723,580     $    999,476
                                                                          ============    ============    ==============
    Total amount of income taxes paid for the period...................   $   100,942     $   108,274     $     89,888
                                                                          ============    ============    ==============
    Total amount of loans transferred to OREO..........................   $    46,490     $   115,190     $    100,553
                                                                          ============    ============    ==============
    Total amount of loans transferred to assets held for sale..........   $        --     $    51,457     $         --
                                                                          ============    ============    ==============

                                                                                             DECEMBER 31
                                                                    -------------------------------------------------------------
(A) Reconciliation:                                                    1994              1993             1992             1991
                                                                    -----------       ----------       ----------      ----------
                                                                                             (THOUSANDS)
Cash and due from banks...........................................  $2,082,002       $1,831,270       $1,913,177       $2,115,508
Interest-bearing time deposits....................................      35,567          979,769        2,635,938        2,645,601
Federal funds sold and securities purchased under agreements to
  resell..........................................................      50,675           15,000          738,000          778,000
                                                                    ----------       ----------       ----------       ----------
Total cash and cash equivalents...................................  $2,168,244       $2,826,039       $5,287,115       $5,539,109
                                                                    ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

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

          RESERVE FOR POSSIBLE CREDIT LOSSES: The level of the reserve for possible credit losses is based on management's ongoing assessment of the Company's credit exposure, in consideration of a number of relevant variables. These variables include prevailing and anticipated domestic and international economic conditions, assigned risk ratings, the diversification and size of the loan portfolio, the results of the most recent regulatory examinations available to the Company, the current and projected financial status and creditworthiness of borrowers, various off balance-sheet credit risks, the nature and level of non-performing assets and loans that

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES) have been identified as potential problems, the adequacy of collateral, past and expected loss experience and other factors deemed relevant by management.

        MORTGAGE BANKING ACTIVITIES: Mortgage loans held for sale are valued at the lower of aggregate cost or market, as determined by outstanding commitments from investors or current investor yield requirements. Gains or losses resulting from sales are recognized on a settlement date basis. Purchased mortgage servicing rights ("PMSRs") are capitalized at their initial purchase price, not to exceed net future servicing income at the time of acquisition. Excess mortgage servicing rights ("EMSRs") occur when mortgage loans are sold with servicing retained and the net servicing fee rate exceeds the normal servicing fee. Servicing fee income is recognized as received. The costs of acquiring rights to service loans is capitalized and amortized in relation to the estimated period of net servicing revenues. The carrying value of PMSRs and EMSRs is periodically evaluated on a disaggregated basis. Write-downs are recorded when and to the extent that the carrying amount exceeds estimated future net servicing income. Mortgage loans held for sale, PMSRs and EMSRs are included in other assets.

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

           HEDGES: In order to qualify for hedge accounting treatment, the item being hedged must expose the Company to interest rate risk. Interest rate swaps, futures, caps and floors which reduce the Company's exposure to interest rate risk associated with identifiable assets, liabilities, firm commitments or anticipated transactions are designated as hedges. Gains or losses on contracts designated as hedges are deferred and amortized to interest income or expense over the interest rate risk period of the related hedged asset, liability, firm commitment or anticipated transaction. The net settlement amount to be received or paid on contracts designated as hedges is accrued over the life of the contract and recognized as interest income or expense, respectively.

           TRADING POSITIONS: Financial instruments not qualifying for hedge accounting treatment and those used for trading purposes are carried at market value, and realized and unrealized gains and losses are included in trading revenue.

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

        INCOME TAXES: The Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes", in 1993. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES) assets are recognized for future deductible temporary differences and tax loss and credit carryforwards if their realization is "more likely than not". Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Under Accounting Principles Board Opinion No. 11, which was applied by the Company in 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes, using the tax rate applicable in the year of the calculation. Under that method, deferred taxes were not adjusted for subsequent changes in tax rates.

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

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     The cumulative effect of changes in accounting principles, net of tax effect, in the Company's 1993 Consolidated Statement of Income consists of the following:

                                                                                           INCREASE (DECREASE)
                                                                                           -------------------
                                                                                               (MILLIONS)
    Income taxes -- net deferred tax assets..............................................        $  63.1
    Postretirement benefits other than pensions..........................................          (53.3)
    Postemployment benefits..............................................................           (7.4)
    Investments in debt and equity securities............................................             --
                                                                                                --------
      Total cumulative effect of changes in accounting principles........................        $   2.4
                                                                                               =========

     The major components of the deferred tax asset that resulted from the adoption of SFAS 109 related to temporary differences created by the reserve for possible credit losses, alternative minimum tax credit carryforwards, and accrued postretirement benefits.

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

     The adoption of SFAS 115 had no effect on the Company's net income. The unrealized gain or loss on securities available for sale is reported as a separate component of stockholders' equity, net of tax effect.

NOTE 3.  PRINCIPAL ACQUISITIONS

     On November 29, 1994, First Fidelity acquired Baltimore Bancorp ("Baltimore") and its affiliates for $348 million in cash. Baltimore had $2.1 billion in assets and $1.7 billion in deposits at closing. This acquisition generated $225.8 million of goodwill, which is being amortized over the period of expected benefit.

     On August 20, 1994, the Company acquired $504 million in assets and assumed $450 million in deposits of First Inter-Bancorp, Inc. ("Mid-Hudson") and its subsidiary for $56 million in cash. On May 12, 1994, First Fidelity acquired $184 million in assets and assumed $174 million in deposits of The Savings Bank of Rockland County ("Rockland") for $5.9 million in cash.

     On March 25, 1994, the Company acquired BankVest, Inc. ("BankVest") and its subsidiary for $19.7 million in cash. BankVest had $99 million in assets and $84 million in deposits at closing. On January 31, 1994, First Fidelity acquired $410 million in assets and assumed $251 million in deposits of Greenwich Financial Corporation ("Greenwich") and its subsidiary for $41.9 million in cash.

     On December 30, 1993, the Company acquired Peoples Westchester Savings Bank ("Peoples"), for a combination of cash and Common Stock with an aggregate value of $234.9 million. At closing, Peoples had approximately $1.7 billion in assets and $1.5 billion in deposits. Substantially all of the 2,442,083 shares of Common Stock issued to Peoples stockholders in the acquisition came from Treasury Stock, all of which was acquired by First Fidelity late in 1993 through open market purchases.

     On August 11, 1993, First Fidelity acquired Village Financial Services, Ltd. ("Village") and its subsidiary, Village Bank, for $40.0 million in cash and $26.8 million of First Fidelity Common Stock. Village had $736 million in assets and $489 million in deposits at closing. In connection with the acquisition, the Company issued 893,956 shares of First Fidelity Common Stock to Banco Santander, S.A. ("Santander") representing the exercise by

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

Santander of gross up rights ("the Acquisition Gross Up Rights") pursuant to the Investment Agreement, dated as of March 18, 1991 (the "Investment Agreement") between the Company and Santander.

     In May 1993, the Company acquired Northeast Bancorp. Inc. ("Northeast") and its subsidiaries, which had $2.5 billion in assets and $2.5 billion in liabilities, for $27.2 million in an exchange of common stock. In connection with the acquisition, the Company also issued 3,284,207 shares of its Common Stock to Santander, representing the exercise by Santander of warrants ("Warrants") to purchase 2,376,250 shares and Acquisition Gross Up Rights to purchase an additional 907,957 shares, under the Investment Agreement.

     All 1994 and 1993 acquisitions were accounted for as purchases and, accordingly, the results of operations of such acquisitions have been included in the Company's consolidated financial statements from their respective closing dates.

     The following required unaudited pro forma financial information presents the combined historical results of operations of First Fidelity, Northeast, Village, Peoples, Greenwich, BankVest, Rockland, Mid-Hudson and Baltimore (the "companies") as if the acquisitions had all occurred as of January 1, 1993. The results reflect purchase accounting adjustments, but do not include certain non-recurring charges and credits directly attributable to such acquisitions. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the companies actually combined at such dates.

         COMBINED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                  -------------------
                                                                                   1994         1993
                                                                                  ------       ------
                                                                                   (MILLIONS, EXCEPT
                                                                                          PER
                                                                                    SHARE AMOUNTS)
    Interest income.............................................................  $2,316       $2,491
    Interest expense............................................................     803          888
                                                                                  ------       ------
    Net interest income.........................................................   1,513        1,603
    Provision for possible credit losses........................................      89          206
    Non-interest income.........................................................     446          470
    Non-interest expense........................................................   1,182        1,301
    Income taxes and effect of accounting changes...............................     225          164
                                                                                  ------       ------
    Net income..................................................................  $  463       $  402
                                                                                  ======       ======
    Earnings per share:
      Primary...................................................................  $ 5.36       $ 4.57
      Fully diluted.............................................................    5.24         4.49

NOTE 4.  CASH AND DUE FROM BANKS

     The Company's banking subsidiaries are required to maintain reserve balances with Federal Reserve Banks. These balances totaled $458 million at December 31, 1994 and averaged $348 million for the year then ended.

NOTE 5.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

     The Company's investment securities are classified as either "held to maturity" or "available for sale". Securities are classified as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Securities not classified as securities held to maturity or trading account securities are classified as securities available for sale.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     Investment securities aggregating approximately $2.5 billion at December 31, 1994 and $2.6 billion at December 31, 1993 were pledged, either under repurchase agreements or to secure public deposits.

SECURITIES HELD TO MATURITY

     Securities held to maturity, stated at amortized cost, the related fair value, and the unrealized gains and losses for the portfolio were as follows at December 31, 1994 and 1993:

                                                                                                NET
                                                                         GROSS           GROSS         UNREALIZED
                                        AMORTIZED        FAIR          UNREALIZED      UNREALIZED         GAINS
                                          COST           VALUE           GAINS           LOSSES         (LOSSES)
                                      -----------     ----------       ----------      ----------      ----------
                                                                     (THOUSANDS)
    1994:
    U.S. Treasury................     $  319,158      $  304,464        $      94      $  (14,788)     $  (14,694)
    Federal agencies.............      2,343,594       2,252,322            5,148         (96,420)        (91,272)
    State and municipal..........        521,015         533,638           16,815          (4,192)         12,623
    Other securities.............      1,003,093         959,033            4,754         (48,814)        (44,060)
                                      ----------      ----------        ---------      ----------      ----------
                                      $4,186,860      $4,049,457        $  26,811      $ (164,214)     $ (137,403)
                                      ==========      ==========        =========      ==========      ==========
    1993:
    U.S. Treasury................     $  394,791      $  395,213        $     460      $      (38)     $      422
    Federal agencies.............      3,200,001       3,233,567           37,686          (4,120)         33,566
    State and municipal..........        564,156         607,673           43,948            (431)         43,517
    Other securities.............      1,083,039       1,084,786            2,976          (1,229)          1,747
                                      ----------      ----------      -----------      ----------      ----------
                                      $5,241,987      $5,321,239        $  85,070      $   (5,818)     $   79,252
                                      ==========      ==========        =========      ==========      ==========

     Federal agency securities consisted almost entirely of mortgage-backed securities (which included collateralized mortgage obligations and pass-through certificates) at December 31, 1994 and 1993. Other securities also included mortgage-backed securities, with book values of $577.9 million and $442.8 million and market values of $541.6 million and $443.1 million at December 31, 1994 and 1993, respectively.

     Proceeds from sales of debt securities held as investments in 1992 were $134.5 million. Gains of $7.7 million and losses of $67 thousand were realized on such sales in 1992.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

SECURITIES AVAILABLE FOR SALE

     Securities available for sale, stated at fair value, and the unrealized gains and losses for the portfolio were as follows at December 31, 1994 and 1993:

                                                                                                              NET
                                                                             GROSS           GROSS         UNREALIZED
                                          AMORTIZED          FAIR         UNREALIZED       UNREALIZED        GAINS
                                             COST           VALUE            GAINS           LOSSES         (LOSSES)
                                          ----------      ----------      -----------      ----------      ----------
                                                                          (THOUSANDS)
1994:
U.S. Treasury........................     $2,050,041      $1,978,005        $       9      $  (72,045)     $  (72,036)
Federal agencies.....................      1,605,207       1,586,990            9,400         (27,617)        (18,217)
State and municipal..................         13,613          13,220               24            (417)           (393)
Equity securities....................         55,127          59,562            5,190            (755)          4,435
Other securities.....................        151,111         143,386              208          (7,933)         (7,725)
                                          ----------      ----------        ---------      ----------      ----------
                                          $3,875,099      $3,781,163        $  14,831      $ (108,767)     $  (93,936)
                                          ==========      ==========        =========      ==========      ==========
1993:
U.S. Treasury........................     $1,234,593      $1,276,612        $  42,019              --      $   42,019
Federal agencies.....................      1,115,504       1,121,039            6,133      $     (598)          5,535
State and municipal..................         14,644          14,203               --            (441)           (441)
Equity securities....................         58,991          63,052            6,475          (2,414)          4,061
Other securities.....................        183,834         181,815              350          (2,369)         (2,019)
                                          ----------      ----------        ---------      ----------      ----------
                                          $2,607,566      $2,656,721        $  54,977      $   (5,822)     $   49,155
                                          ==========      ==========        =========      ==========      ==========

     Proceeds from the sale of securities available for sale during 1994 were $969.8 million. Gains of $19.5 million and losses of $1.8 million were realized on these sales. In 1993, proceeds from such sales were $458.3 million, resulting in realized gains of $7.5 million and realized losses of $642 thousand.

     MATURITIES

     Expected maturities of debt securities were as follows at December 31, 1994 (maturities of mortgage-backed securities and collateralized mortgage obligations are based upon estimated cash flows, assuming no change in the current interest rate environment):

     SECURITIES HELD TO MATURITY:

                                                                                 AMORTIZED          FAIR
                                                                                    COST           VALUE
                                                                                 ----------      ----------
                                                                                      (THOUSANDS)
    Due in one year or less.................................................     $1,335,973      $1,290,552
    Due after one year through five years...................................      2,286,664       2,203,890
    Due after five years through ten years..................................        354,674         345,912
    Due after ten years.....................................................        141,060         140,439
                                                                                 ----------      ----------
                                                                                 $4,118,371      $3,980,793
                                                                                 ==========      ==========

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     SECURITIES AVAILABLE FOR SALE:

                                                                          AMORTIZED           FAIR
                                                                             COST            VALUE
                                                                          ----------       ----------
                                                                                (THOUSANDS)
    Due in one year or less.............................................  $  301,943       $  291,940
    Due after one year through five years...............................   2,822,500        2,732,447
    Due after five years through ten years..............................     544,754          538,939
    Due after ten years.................................................     150,775          158,275
                                                                          ----------       ----------
                                                                          $3,819,972       $3,721,601
                                                                          ==========       ==========

NOTE 6.  LOANS

     Loans at December 31, 1994 and 1993 consisted of the following:

                                                                             1994            1993
                                                                          -----------     -----------
                                                                                  (THOUSANDS)
    Commercial and financial............................................  $ 6,145,741     $ 6,457,343
    Real Estate -- construction.........................................      317,959         473,434
    Mortgage -- commercial..............................................    4,035,199       3,447,554
    Mortgage -- residential (1 to 4 family).............................    6,046,674       4,888,542
    Installment.........................................................    5,405,148       4,825,416
    Leasing.............................................................    2,050,486       1,419,526
    Foreign.............................................................      110,468         112,397
    Unearned income.....................................................     (310,434)       (237,301)
                                                                          -----------     -----------
                                                                          $23,801,241     $21,386,911
                                                                          ===========     ===========

     Included in loans at December 31, 1994 and 1993 were $274.4 million and $351.3 million, respectively, of shared-loss loans acquired from The Howard Savings Bank ("Howard") in a 1992 Federal Deposit Insurance Corporation ("FDIC")
- -assisted transaction. Under the terms of the agreement with the FDIC, such loans are subject to FDIC reimbursement for certain losses if they become non-performing before October 2, 1997. When such assets become non-performing, they are reclassified as "segregated assets" (see Note 9).

     Non-accruing loans at December 31, 1994 and 1993 totaled $219.6 million and $365.0 million, respectively. Restructured loans totaled $17.2 million and $13.9 million at December 31, 1994 and 1993, respectively. Interest recognized as income on loans that were classified as non-accruing and restructured as of year-end totaled $3.3 million in 1994, $3.1 million in 1993 and $2.4 million in 1992. Had payments on year-end non-accruing and restructured loans been made at the original contracted amounts and due dates, the Company would have recorded additional interest income of approximately $19.2 million in 1994, $30.1 million in 1993 and $47.8 million in 1992.

     During 1993, $78.5 million of non-accruing loans were transferred to the "Assets Held for Sale" portfolio (see Note 9).

     During 1994, SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", were issued. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Management is continuing to develop First Fidelity's approach to implementing SFAS 114 and SFAS 118, and does not expect that the adoption of these standards, which is required beginning in 1995, will have a material effect on the Company's financial statements.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

NOTE 7.  RESERVE FOR POSSIBLE CREDIT LOSSES

     Changes in the reserve for possible credit losses for 1994, 1993 and 1992 are shown below:

                                                                         1994         1993         1992
                                                                       --------     --------     --------
                                                                                  (THOUSANDS)
     Balance, January 1..............................................  $602,183     $610,353     $609,599
     Provision.......................................................    79,000      148,000      228,000
                                                                       --------     --------     --------
          Total......................................................   681,183      758,353      837,599
                                                                       --------     --------     --------
     Charge-offs.....................................................   159,765      283,616      295,296
     Recoveries......................................................    40,829       45,730       47,330
                                                                       --------     --------     --------
          Net Charge-offs............................................   118,936      237,886      247,966
     Acquired reserves...............................................    37,086       81,716       20,720
                                                                       --------     --------     --------
     Balance, December 31............................................  $599,333     $602,183     $610,353
                                                                       ========     ========     ========

NOTE 8.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1994 and 1993 consisted of the following:

                                                                                   1994          1993
                                                                                 ---------     ---------
                                                                                       (THOUSANDS)
     Land......................................................................  $  82,599     $  75,666
     Buildings.................................................................    395,496       361,182
     Leasehold improvements....................................................    122,358       107,734
     Equipment.................................................................    287,655       242,925
                                                                                 ---------     ---------
          Total................................................................    888,108       787,507
     Accumulated depreciation and amortization.................................   (450,431)     (383,299)
                                                                                 ---------     ---------
          Net..................................................................  $ 437,677     $ 404,208
                                                                                 =========     =========

     Depreciation and amortization expenses for 1994, 1993 and 1992 were $44.6 million, $46.6 million and $47.9 million, respectively.

NOTE 9.  OTHER ASSETS

     SEGREGATED ASSETS

     Segregated assets consist of Howard shared-loss loans acquired October 2, 1992 ("Bank Closing") that were or have since become classified as restructured, non-accrual or OREO. Such assets at December 31, 1994 were $68.3 million, net of a $4.3 million reserve. The Company's share of charge-offs on such assets was $2.5 million in 1994, while recoveries were $1.3 million. Segregated assets at December 31, 1993 were $247.9 million, net of a $6.5 million reserve. The Company's share of charge-offs was $10.6 million in 1993, and recoveries were $855 thousand.

     The FDIC pays the Company 80 percent of all net charge-offs on acquired shared-loss loans, during the five-year period that commenced with Bank Closing. Charge-offs eligible for FDIC reimbursement include accrued interest as of October 2, 1992 and up to 90 days of additional accrued interest. Subsequent to the charge-off of a shared-loss loan, the FDIC also reimburses First Fidelity for 80 percent of the aggregate amount of certain actual direct expenses incurred on such loans, on a prospective basis.

     At the end of the seven year period after Bank Closing, the FDIC is obligated to provide additional reimbursement to First Fidelity for losses so that, subject to certain conditions, First Fidelity bears only 5% of total losses over $130 million with respect to such segregated assets.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     INTANGIBLE ASSETS

     Unamortized goodwill and identified intangibles were $787.5 million and $458.3 million at December 31, 1994 and 1993, respectively. These amounts relate primarily to intangible assets having original terms of up to 20 years, and are being amortized over the remaining term of expected benefit, which approximates 17 years on a weighted-average basis. The amortization expense related to goodwill and identified intangibles was $43.2 million, $31.7 million and $23.0 million for 1994, 1993 and 1992, respectively.

     OTHER REAL ESTATE OWNED

     OREO consisted of foreclosed property of $94.9 million and "in-substance foreclosures" of $3.9 million, less a $6.8 million reserve, as of December 31, 1994. At December 31, 1993, OREO consisted of foreclosed property of $103.3 million and "in-substance foreclosures" of $19.2 million, less a $6.6 million reserve. During 1993, $46.9 million of OREO (net of market value adjustments of $6.6 million taken against the OREO reserve) was transferred to the "Assets Held for Sale" portfolio (see below).

     Changes in the OREO reserve for 1994, 1993 and 1992 are shown below:

                                                                    1994        1993        1992
                                                                   -------     -------     -------
                                                                             (THOUSANDS)
        Balance, January 1.......................................  $ 6,622     $ 5,765     $ 7,306
        Provision................................................    9,250      22,800      21,155
        Acquired reserves........................................      456       6,649          --
        Charge-offs and writedowns...............................   (9,576)    (28,592)    (22,696)
                                                                   -------     -------     -------
        Balance, December 31.....................................  $ 6,752     $ 6,622     $ 5,765
                                                                   =======     =======     =======

     MORTGAGE BANKING ACTIVITIES

     At December 31, 1994, mortgage loans held for sale and outstanding commitments to sell mortgage loans were $39.9 million and $26.7 million, respectively. Aggregate net gains on the sale of mortgage loans held for sale were $264 thousand for 1994. The Company did not capitalize any purchased mortgage servicing rights ("PMSRs") during 1994. The Company capitalized excess mortgage servicing rights ("EMSRs") of $174 thousand during 1994. Total PMSRs and EMSRs as of December 31, 1994, virtually all of which were acquired in the Baltimore transaction, were $49.5 million and $2.0 million, respectively. Amortization of PMSRs and EMSRs was $1.2 million and $42 thousand, respectively, for 1994. Mortgage loans serviced for others totaled $4.7 billion at December 31, 1994.

     ASSETS HELD FOR SALE

     Assets held for sale, excluding those related to mortgage banking activities, totaled $69.3 million and $88.4 million at December 31, 1994 and 1993, respectively. Such assets consisted of $29.2 million and $64.6 million, respectively, of non-performing loans and $40.1 million and $23.8 million, respectively, of OREO. At December 31, 1994, assets held for sale consisted primarily of loans and OREO related to recent acquisitions. Such assets are carried at the lower of adjusted cost or fair value.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

NOTE 10.  SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1994 and 1993 consisted of the following:

                                                                               1994           1993
                                                                            ----------     ----------
                                                                                   (THOUSANDS)
     Federal funds purchased............................................    $1,042,160     $  611,634
     Securities sold under repurchase agreements........................     1,428,634        794,132
     Commercial paper and master notes..................................       229,781        211,785
     Other..............................................................        16,347          2,574
                                                                            ----------     ----------
                                                                            $2,716,922     $1,620,125
                                                                            ==========     ==========

NOTE 11.  LONG-TERM DEBT

     Long-term debt at December 31, 1994 and 1993 consisted of the following:

                                                                                 1994         1993
                                                                               --------     --------
                                                                                    (THOUSANDS)
    Floating rate senior notes due 1996......................................  $200,000           --
    6.80% subordinated notes due 2003........................................   150,000     $150,000
    9 5/8% subordinated notes due 1999.......................................   150,000      150,000
    9 3/4% subordinated notes due 1995.......................................   136,750      136,750
    8 1/2% subordinated capital notes due 1998...............................   149,150      149,150
    Floating rate subordinated note due 1997.................................    25,000       25,000
    Other long-term debt.....................................................     2,723        2,158
                                                                               --------     --------
                                                                               $813,623     $613,058
                                                                               ========     ========

     The floating rate senior notes bear interest at .10% per annum above the London Interbank Offered Rate ("LIBOR") for three-month eurodollar deposits (5.74% at December 31, 1994). Such notes are direct, unsecured, senior obligations of First Fidelity Bancorporation and may not be redeemed prior to maturity.

     The 6.80% and 9 5/8% subordinated notes, the 8 1/2% subordinated capital notes and the floating rate subordinated notes due 1997 qualify as Tier II capital for regulatory purposes, subject to certain limitations.

     The 6.80%, 9 5/8% and 9 3/4% subordinated notes are not redeemable prior to maturity and are subordinated in right of payment to all senior indebtedness of the Parent Company. Interest on the notes is payable semi-annually on various dates each year.

     The 8 1/2% subordinated capital notes are not redeemable prior to maturity and are subordinated to all indebtedness for borrowed money. At maturity, these notes are payable either in whole or in part in cash from the proceeds of the sale of Common Stock, perpetual preferred stock or other securities qualifying as primary capital securities designated for such purpose, or in whole or in part by the exchange of such securities having a market value equal to the principal amount of the notes to be so exchanged. If the Company determines that the notes do not constitute "primary capital" or if the notes cease being treated as "primary capital" by the Federal Reserve Board, the Company will not exchange the notes for securities at maturity but instead will pay cash at 100% of the principal amount, plus accrued interest.

     The floating rate subordinated note is a capital note bearing interest at 1/4 of 1% per annum above LIBOR for three-month eurodollar deposits. It is repayable using any combination of cash and certain nonvoting securities. Under certain circumstances, the Company may be obligated to repurchase the note prior to maturity using proceeds of a

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES) secondary offering of certain nonvoting securities. The note is redeemable prior to maturity at 100% of principal plus accrued interest if the Federal Reserve Board determines that the note will not be treated as "primary capital" and in certain other limited circumstances.

     The aggregate amounts of maturities for long-term debt as of December 31, 1994 are as follows:

                                                                                        (THOUSANDS)
                                                                                        --------
        1995..........................................................................  $136,979
        1996..........................................................................   200,249
        1997..........................................................................    26,377
        1998..........................................................................   149,150
        1999..........................................................................   150,868
        Later years...................................................................   150,000
                                                                                        --------
                                                                                        $813,623
                                                                                        ========

NOTE 12.  STOCKHOLDERS' EQUITY

     Preferred Stock at December 31, 1994 and 1993 consisted of the following:

                                                                                 1994         1993
                                                                               --------     --------
                                                                                    (THOUSANDS)
    Authorized: 10,000,000 shares, par value $1.00 per share
      Issued and outstanding at stated values:
      Series B $2.15 cumulative convertible voting preferred stock: 4,788,272 shares and 4,816,887 shares at December 31, 1994 and 1993,
         respectively........................................................  $119,707     $120,422
      Series D adjustable rate cumulative preferred stock:
         350,000 shares at December 31, 1994 and 1993........................    35,000       35,000
      Series F 10.64% cumulative preferred stock:
         75,000 shares at December 31, 1994 and 1993.........................    75,000       75,000
                                                                               --------     --------
                                                                               $229,707     $230,422
                                                                               ========     ========

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

     The Series D Adjustable Rate Cumulative Preferred Stock is non-voting, subject to certain limited exceptions, has a liquidation preference of $100 per share, is redeemable in whole or in part at the option of the Company at a redemption price of $100 per share plus accrued but unpaid dividends to the redemption date, and cannot be converted into any other class of capital stock. It bears cumulative dividends at a rate (the "applicable rate") equal to .75% less than the highest of the three month U.S. Treasury Bill rate, the U.S. Treasury ten year constant maturity rate or the U.S. Treasury twenty year constant maturity rate (as defined), adjusted quarterly; however, in no event will the applicable rate be less than 6 1/4% or more than 12 3/4% per annum. For the quarter beginning January 1, 1995, the rate is 7.40%.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     The Series F 10.64% Cumulative Preferred Stock (the "Series F Preferred Stock") is non-voting, subject to certain limitations, and is not convertible into any other class of capital stock. The 75,000 outstanding shares of Series F Preferred Stock were issued in the form of 3,000,000 depositary shares, each of which represents a one-fortieth interest in a share of Series F Preferred Stock. Each depositary share bears a cumulative annual dividend of $2.66, has a liquidation preference of $25.00 and is redeemable in whole or part at the Company's option on or after July 1, 1996 at $25.00.

     CHANGES IN NUMBER OF SHARES OUTSTANDING

     Changes in the number of shares of Common Stock outstanding during 1993 and 1994 were comprised of the following:

                                                                                           SHARES
                                                                                         -----------
    Balance, December 31, 1992.........................................................   74,107,949
      Common Stock issued:
         Private placement -- Santander exercise of warrants...........................    2,376,250
           Acquisition gross up rights.................................................    1,801,913
         Issued to former shareholders of Northeast, Village and Peoples...............    3,605,606
         Stock options and dividend reinvestment plan..................................      708,548
         Series B Preferred Stock conversions..........................................       54,584
      Purchases of treasury stock......................................................   (2,753,845)
                                                                                         -----------
    Balance, December 31, 1993.........................................................   79,901,005
      Common Stock issued:
         Private placement -- Santander exercise of warrants...........................    4,752,500
         Stock options and dividend reinvestment plan..................................      689,430
         Series B Preferred Stock conversions..........................................       22,319
         Other.........................................................................       34,149
      Purchases of treasury stock......................................................   (4,416,564)
                                                                                         -----------
    Balance, December 31, 1994.........................................................   80,982,839
                                                                                         ===========

     Pursuant to its Investment Agreement with the Company, Santander applied for and received, early in 1995, regulatory approval to acquire up to 30% of First Fidelity's voting stock. Santander held 24.8% of the Company's voting stock at December 31, 1994. During 1994, Santander exercised the final two tranches of its Warrants, pursuant to the Investment Agreement.

     As of December 31, 1994, Santander retained Acquisition Gross Up Rights to acquire $45.9 million (remaining from the original $100 million amount under the Investment Agreement) in value of Common Stock (or other equity securities of First Fidelity). By its terms, the Investment Agreement and Santander's rights to exercise its Acquisition Gross Up Rights terminate on December 27, 1995.

     TREASURY STOCK

     Under various programs, the Company's Board of Directors authorized the purchase of up to 4.9 million and 2.4 million shares of First Fidelity's outstanding Common Stock in 1994 and 1993, respectively, to be used for general corporate purposes, including acquisitions. The Company acquired 3.8 million and
2.4 million shares of such stock in 1994 and 1993, respectively.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     At December 31, 1994, the Company held 1,020,282 shares of Treasury Stock to be used for general corporate purposes, including acquisitions, and to fund certain benefit plans. At December 31, 1993, the Company held 36,714 shares of Treasury Stock to be issued under the dividend reinvestment and stock option plans.

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

     CAPITAL

     The Parent Company and the Subsidiary Banks are required by various regulatory agencies to maintain minimum levels of capital. At December 31, 1994, the Company and its Subsidiary Banks exceeded all such minimum capital requirements.

     DIVIDENDS DECLARED

     During 1994, dividends declared with respect to the Company's Common Stock, Series B Convertible Preferred Stock, Series D Adjustable Rate Cumulative Preferred Stock and per depositary share with respect to the Series F Preferred Stock were $1.76, $2.15, $6.70, and $2.66, respectively.

     DIVIDEND REINVESTMENT PLAN

     At December 31, 1994, the Company had reserved 461,693 shares of its Common Stock for issuance under the Company's dividend reinvestment plan.

     DIVIDEND RESTRICTIONS

     Dividends payable by the Company, its bank holding company subsidiaries and its banking subsidiaries are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under current regulations regarding dividend availability, the Company's bank subsidiaries, without prior approval of bank regulators, may declare dividends to the respective holding companies totaling approximately $131 million plus additional amounts equal to the net profits earned by the Company's bank subsidiaries for the period from January 1, 1995 through the date of declaration, less dividends declared during that period.

NOTE 13.  BENEFIT PLANS

     PENSION PLANS

     The Company maintains self-administered, non-contributory defined benefit pension plans covering all employees who qualify as to age and length of service. Benefits are based on years of credited service and highest average compensation (as defined). Qualified plans are funded in accordance with statutory and regulatory guidelines.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

Pension expense (benefit) for the years ended December 31, 1994, 1993 and 1992, for all qualified and unqualified plans, aggregated $3,414,000, $(130,000) and $(937,000), respectively.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1994 and 1993:

                                                         FUNDED PLANS               UNFUNDED PLANS
                                                    -----------------------      ---------------------
                                                      1994          1993           1994         1993
                                                    ---------     ---------      --------     --------
                                                                       (THOUSANDS)
    Actuarial present value of benefit obligation:
    Accumulated benefit obligation, including
      vested benefits of $156,955, $139,363,
      $27,004 and $25,960, respectively...........  $ 169,859     $ 152,817      $ 27,776     $ 26,613
                                                    =========     =========      ========     ========
    Projected benefit obligation for service
      rendered to date............................  $(201,876)    $(203,334)     $(31,241)    $(28,340)
    Plan assets at fair value, primarily listed
      stocks and bonds, and commingled funds......    283,739       289,357            --           --
                                                    ---------     ---------      --------     --------
    Plan assets in excess of (less than) projected
      benefit obligation..........................     81,863        86,023       (31,241)     (28,340)
    Unrecognized prior service cost...............      8,034        11,150         4,221        1,775
    Unrecognized net loss.........................     32,825        26,343           414        3,338
    Additional minimum liability..................         --            --        (5,216)      (8,226)
    Unrecognized net (asset) obligation...........     (4,359)       (5,264)        4,046        4,840
                                                    ---------     ---------      --------     --------
    Prepaid pension (liability)...................  $ 118,363     $ 118,252      $(27,776)    $(26,613)
                                                    =========     =========      ========     ========

     Net pension expense (benefit) for 1994, 1993 and 1992 included the following components:

                                                                             FUNDED PLANS
                                                                  -----------------------------------
                                                                    1994          1993         1992
                                                                  --------      --------     --------
                                                                              (THOUSANDS)
    Service cost of benefits earned during the period.........    $ 10,356      $  6,808     $  6,542
    Interest cost on projected benefit obligation.............      14,913         9,370        8,511
    Actual return on plan assets..............................       1,414       (18,134)     (10,673)
    Net amortization and deferral.............................     (27,773)       (1,570)      (8,335)
                                                                  --------      --------     --------
    Net periodic pension (benefit)............................    $ (1,090)     $ (3,526)    $ (3,955)
                                                                  ========      ========     ========

                                                                            UNFUNDED PLANS
                                                                  -----------------------------------
                                                                    1994          1993         1992
                                                                  --------      --------     --------
                                                                              (THOUSANDS)
    Service cost of benefits earned during the period.........    $    442      $    124     $    173
    Interest cost on projected benefit obligation.............       2,413         1,636        1,597
    Net amortization and deferral.............................       1,649         1,636        1,248
                                                                  --------      --------     --------
    Net periodic pension expense..............................    $  4,504      $  3,396     $  3,018
                                                                  ========      ========     ========

     The weighted average discount rate assumed in determining the actuarial present value of the projected benefit obligation was 8.75% at December 31, 1994 and 7.5% at December 31, 1993. The assumed rate of increase in future compensation levels was 4.0% at December 31, 1994 and 1993. The long-term expected rate of return on

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES) assets was 9.75% in 1994 and 1993. The change in the weighted average discount rate to 8.75% resulted in a decrease in the actuarial present value of the projected benefit obligation of approximately $40.4 million.

     POSTRETIREMENT BENEFITS

     The Company sponsors postretirement benefit plans which provide medical and life insurance coverage to employees, depending upon the employee's status (currently retired or still employed), length of service, age at retirement and other factors.

     The plans have no assets. The following table sets forth the plans' accumulated postretirement benefit obligation as of December 31, 1994 and 1993, which represents the liability for accrued postretirement benefit cost:

                                                                      1994       1993
                                                                    --------   --------
                                                                        (THOUSANDS)
        Accumulated postretirement benefit obligation:
          Retirees and beneficiaries eligible for benefits........  $ 94,865   $ 93,953
          Active employees fully eligible for benefits............     5,938      9,978
          Active employees not fully eligible for benefits........     9,665     11,723
                                                                    --------   --------
             Accumulated postretirement benefit obligation........   110,468    115,654
        Unrecognized net loss from differences between expected
          and actual experience and effects of changes in
          assumptions.............................................   (14,749)   (20,533)
                                                                    --------   --------
          Accrued postretirement benefit cost.....................  $ 95,719   $ 95,121
                                                                    ========   ========

     The net periodic postretirement benefit cost for 1994 and 1993 includes the following:

                                                                         1994     1993
                                                                        ------   ------
                                                                         (THOUSANDS)
        Service cost-benefits attributed to service during the
          period......................................................  $1,111   $  869
        Interest cost on accumulated postretirement benefit
          obligation..................................................   8,632    7,392
        Net amortization..............................................     962       --
        Other adjustments.............................................    (831)      --
                                                                        ------   ------
             Net periodic postretirement benefit cost.................  $9,874   $8,261
                                                                        ======   ======

     For 1994, the future health care cost trend rate is projected to be 12.5% for participants under 65 and 10% for participants over 65. These rates are assumed to trend downward to 5.5% for participants under 65 and 5% for participants over 65 by the year 2008, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of January 1, 1994 by $8.5 million (8%) and the aggregate of the service and interest cost components of net periodic retirement benefit cost for the year 1994 by $.7 million (9%). The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.75% for 1994 and 7.5% for 1993. The change in the weighted average discount rate from 7.5% resulted in a decrease in the actuarial present value of the postretirement benefit obligation of approximately $11.6 million.

     The Company's accumulated postretirement benefit obligation under SFAS 106 of approximately $81 million was recognized in the first quarter of 1993 by a one-time cumulative effect adjustment of $53.3 million, net of tax effect. In 1992, the cost of providing postretirement benefits was recognized as such benefits were paid, and totaled $5.8 million.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     POSTEMPLOYMENT BENEFITS

     The Company's accumulated postemployment benefit obligation under SFAS 112 of $11.3 million was recognized in the first quarter of 1993 by a one-time cumulative effect adjustment of $7.4 million, net of tax effect. Annual postemployment benefit expense on an accrual basis was approximately $2.6 million for 1994 and $900 thousand for 1993, exclusive of the one-time adjustment, as compared to approximately $2 million in 1992 under the previous method.

     SAVINGS PLANS

     The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code, which covers substantially all full-time employees after one year of continuous employment. Under the plan, employee contributions are partially matched by the Company. Such matching becomes vested when the employee reaches three years of credited service. Total savings plan expense was $13.2 million, $12.0 million and $10.7 million for 1994, 1993 and 1992, respectively.

     STOCK OPTION PLANS

     The Company maintains stock option plans, pursuant to which an aggregate of 9,775,454 shares of Common Stock have been authorized for issuance to certain key employees of the Company and its subsidiaries. The options granted under these plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair market value of the Common Stock on the date of grant, and expire not more than ten years after the date of grant. There are also options outstanding under other plans, pursuant to which no further options may be granted. Vesting with respect to certain options granted to certain senior executive officers may be accelerated. In addition, the Company assumed certain stock options related to acquisitions during 1993.

     The Company also maintains an employee stock purchase plan, under the terms of which 1,760,000 shares of Common Stock have been authorized for issuance. The plan's purchase period begins on July 1 and ends June 30 of the following year, during which options to purchase stock are offered to employees once a year. No individual employee may exercise options under the employee stock purchase plan to acquire stock in any one year in excess of 10% of base compensation, or $20,000, whichever is less. The option price equals 90% of the market price of the Common Stock on the last day of the purchase period. The aggregate number of shares to be purchased in any given offering, which cannot be greater than 250,000, is determined by the amount contributed by the employees and the market price as of the last day of the purchase period.

     Changes in total options outstanding during 1994, 1993 and 1992 are as follows:

                                                                                          1994
                                                                           ----------------------------------
                                                                              SHARES           OPTION PRICE
                                                                           UNDER OPTION         PER SHARE
                                                                           ------------      ----------------
Outstanding at beginning of year......................................       4,397,340       $12.31 to $50.00
Granted during year...................................................         919,854       $42.81 to $47.88
Exercised during year.................................................        (343,407)      $12.31 to $45.38
Forfeited during year.................................................        (133,422)      $16.65 to $46.31
                                                                             ---------       ----------------
Outstanding at end of year............................................       4,840,365       $12.31 to $50.00
                                                                             =========       ================
Options exercisable at end of year under stock option plans...........       2,317,279       $12.31 to $50.00
                                                                             =========       ================

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                                                                                          1993
                                                                           ----------------------------------
                                                                              SHARES           OPTION PRICE
                                                                           UNDER OPTION         PER SHARE
                                                                           ------------      ----------------
Outstanding at beginning of year......................................       3,094,929       $12.31 to $41.38
Granted during year...................................................       1,654,395       $40.81 to $50.00
Assumed during year...................................................         312,385       $16.65 to $25.86
Exercised during year.................................................        (568,869)      $12.31 to $47.13
Forfeited during year.................................................         (95,500)      $16.65 to $47.31
                                                                            ----------       ----------------
Outstanding at end of year............................................       4,397,340       $12.31 to $50.00
                                                                            ==========       ================
Options exercisable at end of year under stock option plans...........       1,993,001       $12.31 to $47.13
                                                                            ==========       ================

                                                                                          1992
                                                                           ----------------------------------
                                                                              SHARES           OPTION PRICE
                                                                           UNDER OPTION         PER SHARE
                                                                           ------------      ----------------
Outstanding at beginning of year......................................       3,381,137       $12.31 to $36.25
Granted during year...................................................         667,483       $31.25 to $41.38
Exercised during year.................................................        (890,348)      $13.62 to $36.69
Forfeited during year.................................................         (63,343)      $21.38 to $36.25
                                                                            ----------       ----------------
Outstanding at end of year............................................       3,094,929       $12.31 to $41.38
                                                                            ==========       ================
Options exercisable at end of year under stock option plans...........       1,823,592       $12.31 to $36.69
                                                                            ==========       ================

     Certain of the options assumed in the course of 1993 acquisitions (55,368 shares at the end of 1994 and 64,831 shares at December 31, 1993), when translated at the applicable exchange rate for First Fidelity Common Stock, resulted in an option price as high as $797. In order to provide more meaningful disclosure, such prices and shares have been omitted from the tabular presentation above.

NOTE 14.  OTHER EXPENSE

     The components of other expense were as follows:

                                                                         1994          1993          1992
                                                                       --------      --------      --------
                                                                                   (THOUSANDS)
FDIC premium expense..............................................     $ 63,872      $ 63,164      $ 56,231
External data processing expense..................................       47,639        48,200        46,959
External check-processing expense.................................       60,934            --            --
Communication expense.............................................       24,741        33,450        33,139
Amortization of intangibles.......................................       41,526        30,824        22,828
Other real estate owned expenses..................................       12,250        28,417        29,854
Other operating expenses..........................................      176,813       185,882       170,307
                                                                       --------      --------      --------
                                                                       $427,775      $389,937      $359,318
                                                                       ========      ========      ========

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

NOTE 15.  INCOME TAXES

     Income tax expense was comprised of the following:


                                                                           1994          1993        1992
                                                                         --------      --------     -------
                                                                                      (THOUSANDS)
     Current:
       Federal......................................................     $ 74,899      $ 90,314      $81,099
       State and local..............................................       15,164         1,258          229
                                                                         --------      --------      -------
               Total current tax expense............................       90,063        91,572       81,328
                                                                         --------      --------      -------
     Deferred:
       Federal......................................................      140,327        86,453        1,034
       State and local..............................................       (9,022)           --           --
                                                                         --------      --------      -------
               Total deferred tax expense...........................      131,305        86,453        1,034
                                                                         --------      --------      -------
       Total tax expense............................................     $221,368      $178,025      $82,362
                                                                         ========      ========      =======

     The components of deferred income tax expense attributable to income from continuing operations for the years ended December 31, 1994 and 1993 were as follows:

                                                                                 1994      1993
                                                                               --------   -------
                                                                                   (THOUSANDS)
        Deferred income tax (exclusive of the effects of component listed
          below).............................................................  $131,305   $89,166
        Adjustments to deferred tax assets and liabilities for enacted changes in tax
          laws and rates.....................................................        --    (2,713)
                                                                               --------   -------
                                                                               $131,305   $86,453
                                                                               ========   =======

     The components of deferred income tax for the year ended December 31, 1992, under accounting rules then in effect, were as follows:

                                                                                                  1992
                                                                                               -----------
                                                                                               (THOUSANDS)
Credit loss deduction......................................................................      $(2,206)
Lease financing deduction..................................................................       11,669
Book over tax depreciation.................................................................       (1,149)
Pension settlement/expense.................................................................          799
Difference between book and tax accruals...................................................         (818)
Other, net.................................................................................       (7,261)
                                                                                                 -------
                                                                                                 $ 1,034
                                                                                                 =======

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 were as follows:

                                                                                     1994        1993
                                                                                   ---------   ---------
                                                                                       (THOUSANDS)
Deferred tax assets:
  Loss Reserves..................................................................  $ 220,173   $ 185,563
  Difference between book and tax accruals.......................................         --      24,268
  Basis differences of business combinations accounted for under the purchase
     method......................................................................     54,941      33,765
  Accrued postretirement and postemployment benefits.............................     37,808      32,200
  Alternative minimum tax credit carryforwards...................................     12,507       9,175
  Unrealized loss on accounting for certain investments in debt and equity
     securities..................................................................     40,510          --
  Other deferred tax assets......................................................        199      12,065
                                                                                   ---------   ---------
          Total deferred tax assets..............................................    366,138     297,036
                                                                                   ---------   ---------
Deferred tax liabilities:
  Lease financing deduction......................................................   (206,187)   (120,533)
  Pension settlement/expense.....................................................    (27,446)    (27,875)
  Unrealized gain on accounting for certain investments in debt and equity
     securities..................................................................         --     (14,698)
  Difference between book and tax accruals.......................................     (5,264)         --
  Amortization of intangible assets..............................................    (11,137)    (11,343)
  Other deferred tax liabilities.................................................     (9,521)    (17,418)
                                                                                   ---------   ---------
          Total deferred tax liabilities.........................................   (259,555)   (191,867)
                                                                                   ---------   ---------
          Net deferred tax asset.................................................  $ 106,583   $ 105,169
                                                                                   =========   =========

     Management has determined that, based upon its assessment of recoverable taxes and projected levels of pretax income, realization of the deferred tax asset is more likely than not. Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115, as well as book and tax basis differences relating to business combinations accounted for under the purchase method of accounting.

     The total tax expense for 1994, 1993 and 1992 resulted in effective tax rates which differed from the applicable U.S. federal income tax rate. A reconciliation follows:

                                                                            1994     1993     1992
                                                                            ----     ----     ----
     U.S. Federal income tax rate.........................................  35.0%    35.0%    34.0%
     Increase (reduction) in tax rate resulting from:
       Tax-exempt interest income.........................................  (2.9)    (4.0)    (6.5)
       Alternative minimum tax (benefit)..................................    --       --     (8.8)
       Other, net.........................................................    .8       --      2.1
                                                                            ----     ----     ----
                                                                            32.9%    31.0%    20.8%
                                                                            ====     ====     ====

     At December 31, 1994, for income tax purposes, the Company had alternative minimum tax credit carryforwards of approximately $12.5 million available to offset future income tax to the extent that it exceeds alternative minimum tax. These credits have an unlimited life. The Company had capital loss carryforwards at December 31, 1994 of $2.9 million, which are available to offset future capital gains. Such carryforwards expire on December 31, 1997, if not utilized by that date.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

NOTE 16.  FINANCIAL INSTRUMENTS

     FINANCIAL INSTRUMENTS WITH OFF BALANCE-SHEET RISK

     The Company is a party to various financial instruments acquired in the normal course of business to manage its exposure to changes in interest and foreign exchange rates and to meet the financing needs of its customers. Except for foreign exchange contracts, the contract or notional amounts of such instruments are not included in the Consolidated Statements of Condition at December 31, 1994 and 1993. The Company's involvement in such financial instruments at December 31, 1994 and 1993 is summarized as follows:

                                                                                 1994         1993
                                                                              ----------   ----------
                                                                                   (THOUSANDS)
    Amounts representing credit risk:
      Commitments to extend credit..........................................  $6,468,931   $6,047,959
      Standby letters of credit and financial guarantees....................     698,447      626,410
      Other letters of credit...............................................     264,216      207,894
    Notional or contract amounts of off balance-sheet financial instruments not constituting credit risk:
      Interest rate swap agreements (Receive fixed).........................   4,956,100    4,272,100
      Forward delivery contracts............................................      99,651      149,235
      Futures contracts.....................................................     976,225      750,000
      Foreign exchange contracts............................................     375,400      299,573
      Customer contracts:
         Interest rate swap agreements......................................     167,036       30,000
         Interest rate caps.................................................      84,000       60,800

     The amounts above indicate gross positions and have not been reduced by offsetting positions, but are reflected net of participations to other financial institutions.

     The Company uses the same credit policies in extending commitments, letters of credit and financial guarantees as it does for financial instruments recorded on the Consolidated Statements of Condition. First Fidelity seeks to control its exposure to loss from these agreements through credit approval processes and monitoring procedures. Letters of credit and commitments to extend credit are generally issued for one year or less and may involve a commitment fee. The total commitment amounts do not necessarily represent future cash disbursements, as many commitments expire without being drawn upon. In connection with extending such commitments, the Company may require collateral, which may include cash, accounts receivable, securities, real or personal property, or other assets, in circumstances where it would not generally make an unsecured loan. For those commitments which require collateral, the value of the collateral generally equals or exceeds the amount of the commitment. Total standby letters of credit are shown net of $39.8 million and $22.4 million participated to other financial institutions at December 31, 1994 and 1993, respectively.

     The Company enters into derivative instruments primarily to hedge the interest rate risk associated with its various assets and liabilities and to meet the needs of its customers. Such hedge instruments generally take the form of interest rate swaps and futures contracts. In part through the use of these instruments, the Company strives to be essentially insensitive to changes in interest rates within reasonable ranges (i.e., plus or minus 200 basis points). Such instruments are subject to the same type of credit and market risk as other financial instruments, and are monitored and controlled in accordance with the Company's credit and risk management policies. To a much lesser extent, First Fidelity utilizes foreign exchange and futures contracts for trading purposes; such contracts are carried at market value in the trading account.

     As of December 31, 1994, the Company had $5.0 billion (notional amount) of interest rate swap contracts, which were structured such that the Company receives a fixed rate and pays a floating interest rate. Of the $5.0 billion swap agreements (which includes $2.3 billion of indexed amortizing swaps), $3.3 billion were used to hedge variable

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES) rate loans and $1.7 billion were used to transform equivalent maturity fixed rate certificates of deposit and long-term debt into floating rate instruments. At December 31, 1994, the Company's interest rate swaps had an average remaining time to maturity of approximately 2 years. Such swaps do not extend beyond 5 years (except for those swaps associated with the Company's long-term debt). The Company's indexed amortizing swaps are "receive fixed" swaps, which have extended from their original maturity of one year to their maximum maturity of three years, such that they mature in early 1997. The risk of loss associated with interest rate swaps is primarily attributable to counterparty default and movements in interest rates. Credit risk is limited to any amounts receivable, and generally does not constitute more than a small fraction of the notional amounts presented above.

     The Company had $976.2 million (notional amount) of interest rate futures contracts as of December 31, 1994. Of this total, $800 million are used to hedge variable rate securities, and are structured sequentially over the first nine months of 1995. The remaining $176.2 million of futures contracts are held for trading purposes, and consist of $175.0 million of eurodollar futures and $1.2 million of treasury and municipal futures contracts. The eurodollar futures are marked to market and settled daily, and have a maximum duration of 90 days. During 1994, such eurodollar futures contracts averaged $58 million, with the Company's outstandings fluctuating between zero and $250 million. Realized gains associated with futures contracts held for trading purposes totalled $275 thousand for 1994. The risk associated with such futures positions arises primarily from movements in interest rates.

     The Company accounts for its derivative contracts qualifying for "hedge" accounting treatment in a manner consistent with the related on-balance sheet asset or liability. Cash flows associated with such instruments are included in net interest income over the lives of the associated assets or liabilities (on an accrual basis). In the event of termination of a contract qualifying for "hedge" accounting treatment, the resulting gain or loss is deferred and amortized over the interest rate risk period of the associated financial instrument.

     During 1994, $4.7 million of net deferred gains associated with terminated contracts qualifying for "hedge" accounting treatment were recognized in income, of which $4.6 million was attributable to futures contracts and $.1 million was associated with $680 million (notional amount) of terminated interest rate swap contracts. The remaining $1.7 million of net deferred gains associated with the 1994 swap terminations and the $980 thousand of net deferred losses on futures contracts will be amortized into net interest income early in 1995.

     The Company's forward contracts of $99.7 million at December 31, 1994, were comprised of commitments to sell treasury securities at future dates for specified prices. Such contracts have an average remaining maturity of approximately 2 years at December 31, 1994.

     The interest rate swap and cap agreements designated in the table above as "customer contracts" are used solely to accommodate customer needs. At December 31, 1994, the Company had outstanding $83.5 million (notional amount) of interest rate swap contracts and $42.0 million (notional amount) of interest rate caps to its customers. Offsetting positions with identical maturities and notional amounts were purchased almost simultaneously, such that mark-to-market gains offset losses on such contracts.

     At December 31, 1994, the Company's foreign exchange portfolio consisted of $329.1 million of foreign exchange forward contracts, as well as foreign exchange spot and futures contracts which totaled $46.3 million. The average balance of such contracts were approximately $302 million and $250 million, respectively, for 1994. The Company's foreign exchange forward contracts have an average maturity of approximately 6 months; however, some contracts extend for up to two years. Foreign exchange spot contracts require settlement to occur within two business days of the contract date. The Company's foreign exchange futures contracts have an average maturity of approximately 3 months at December 31, 1994. The Company's foreign exchange portfolio is marked to market on a daily basis. These contracts are reflected in the table above at their December 31, 1994 market value. All realized and unrealized gains and losses were included in trading revenue. Net trading gains on foreign exchange forward, futures and spot contracts were $3.7 million for 1994.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     CONCENTRATIONS OF CREDIT RISK OF FINANCIAL INSTRUMENTS

     The Company extends credit in the normal course of business to its customers, the majority of whom operate or reside within the New Jersey, eastern Pennsylvania,Connecticut, Maryland and the southern New York business areas. The ability of its customers to meet contractual obligations is, to some extent, dependent upon the economic conditions existing in this region.

     In addition, the Company had credit extensions (on and off balance-sheet) to certain groups which represented 5% or more of total credit extensions, at December 31, 1994 and 1993, respectively, as follows: consumers (including residential mortgages), 40% and 38%; U.S. government and agencies, 16% in both years; commercial mortgages and commercial real estate, 11% in both years; and depository institutions, 5% and 10%.

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

          The estimated "fair values" presented neither include nor give effect to the values associated with the Company's banking, trust or other businesses, existing customer relationships, extensive branch banking network, property, equipment, goodwill or certain tax implications related to unrealized gains or losses. Also, the "fair value" of non-interest bearing demand deposits, savings and NOW accounts and money market deposit accounts is required to be reported as equal to the carrying amount because these deposits have no stated maturity. Obviously, this approach to estimating "fair value" excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding.

     The following methods and assumptions were used to estimate the "fair value" of each major classification of financial instruments at December 31, 1994 and 1993:

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

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

          DEPOSITS WITH NO STATED MATURITY AND SHORT-TERM TIME DEPOSITS: Under the terms of SFAS 107, such deposits must be reported as having a "fair value" equal to their carrying amount. However, the economic value of a low-cost deposit base which averaged $18.6 billion in 1994 is significant, particularly in a high and rising interest rate environment, as occurred in 1994.

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

     The carrying amounts and estimated "fair values" of the Company's financial instruments were as follows at December 31, 1994 and 1993:

                                                                       1994                       1993
                                                               ---------------------      ---------------------
                                                               CARRYING       "FAIR       CARRYING       "FAIR
                                                                AMOUNT       VALUE"        AMOUNT       VALUE"
                                                               --------      -------      --------      -------
                                                                                  (MILLIONS)
Financial Assets:
  Cash and due from banks...................................   $ 2,082       $ 2,082      $ 1,831       $ 1,831
  Interest-bearing time deposits............................        36            36          980           980
  Securities held to maturity...............................     4,187         4,049        5,242         5,321
  Securities available for sale.............................     3,781         3,781        2,657         2,657
  Trading account securities................................       110           110          150           150
  Federal funds sold and securities purchased under
     agreements to resell...................................        51            51           15            15
  Net loans (A).............................................    21,422        21,468       19,577        20,400
  Customers' acceptance liability...........................       216           216          188           188
  Segregated assets.........................................        68            68          248           248
  Loans classified as assets held for sale..................        29            29           65            65
  Amounts receivable on swap contracts......................        73            73           64            64
Financial Liabilities:
  Deposits with no stated maturity..........................    18,922        18,922       18,891        18,891
  Deposits with stated maturities...........................     9,985         9,893        9,252         9,384
  Short-term borrowings.....................................     2,717         2,717        1,620         1,620
  Acceptances outstanding...................................       219           219          196           196
  Long-term debt............................................       813           804          613           665
  Amounts payable on swap contracts.........................        66            66           21            21

- ---------------
(A) Disclosure of the "fair value" of lease receivables is not required and has not been included above. The carrying amount of Net loans excludes $2.1 billion and $1.4 billion of lease receivables, $249 million and $183 million of related unearned income and allocated reserves of $22 million and $29 million at December 31, 1994 and 1993, respectively. The reserve for lease receivables has been allocated only to present the information above on a comparable basis. Additionally, the Company continues to pursue its contractual claims on loans which have been charged-off. The "fair value" of such contractual claims was not included in the estimate of "fair value".

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     OTHER OFF BALANCE-SHEET INSTRUMENTS: The Company uses interest rate swaps and futures contracts to help manage its interest rate sensitivity. Such financial instruments are used in conjunction with on-balance sheet items (loans, deposits and long-term debt) to help achieve targeted interest rate spreads over specified time periods, and should be viewed in that context. Under SFAS 107, certain of the "hedged" on-balance sheet categories (i.e., certain deposits) may not be presented at their estimated "fair value", but must be shown in the above table at their liquidation ("book") value. For SFAS 107 purposes, however, the "fair value" of derivative contracts used to hedge such items must be disclosed without regard to the "fair value" of the hedged balance sheet item. The estimated amounts that the Company would receive or pay, based upon current market rates or prices, to terminate such agreements was used as an approximation of "fair value". The "fair value" of customer contracts and the related offsetting contracts equal their carrying value. The "fair value" of interest rate swaps used for asset/liability management purposes was a "loss" of $205 million at December 31, 1994 and a "gain" of $115 million at the end of 1993. The "fair value" of First Fidelity's futures contracts aggregated a $2 million "loss" at the end of 1994 and a $3 million "gain" as of December 31, 1993.

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

     OPERATING LEASES

     At December 31, 1994, the Company was obligated under non-cancelable operating leases for certain premises and equipment. Minimum future rental expenses under these leases are as follows:

                                                                                    OPERATING LEASES
                                                                                ------------------------
                                                                                BUILDINGS      EQUIPMENT
                                                                                ---------      ---------
                                                                                      (THOUSANDS)
    1995.....................................................................   $  29,244       $   111
    1996.....................................................................      24,194            23
    1997.....................................................................      18,888            22
    1998.....................................................................      15,446            14
    1999.....................................................................      12,791            --
    Later years..............................................................      62,571            --
                                                                                ---------      ---------
      Total minimum lease payments...........................................   $ 163,134       $   170
                                                                                 ========      =========

     Total rental expense under cancelable and non-cancelable operating leases for 1994, 1993 and 1992 was $33.4 million, $36.4 million and $44.3 million, respectively.

     LONG-TERM SERVICE CONTRACT

     In September, 1990, the Company entered into a service contract, under which an outside servicer provides certain data processing services, manages the Company's data center operations and is integrating various application systems to produce unified Company-wide operating systems. The cost of the services is determined by volume considerations and an inflation factor, in addition to an agreed base rate.

NOTE 19.  RELATED PARTY TRANSACTIONS

     At December 31, 1994 and 1993, the Company had balances with Santander, typical of and consistent with a correspondent banking relationship in the normal course of business. In addition, First Fidelity repurchased 250 thousand shares of its Common Stock from Santander during 1994, at market prices, which averaged $44.43.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

     The Company also purchased from Santander 3,063,297 shares of the capital stock of Banco Espanol de Credito, S.A. ("Banesto"), which represents approximately 0.5% of Banesto's outstanding capital stock, for approximately $18.1 million.

     Loans to directors, executive officers and their associates, which are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, approximated $423 million at December 31, 1994 and $154 million at December 31, 1993. During 1994, there were increases of approximately $310 million and loan repayments of approximately $41 million on such loans.

NOTE 20. CONDENSED FINANCIAL INFORMATION OF FIRST FIDELITY BANCORPORATION (PARENT COMPANY ONLY)

                 CONDENSED BALANCE SHEETS (PARENT COMPANY ONLY)

                                                                                                        DECEMBER 31
                                                                                                  ------------------------
                                                                                                     1994          1993
                                                                                                  ----------    ----------
                                                                                                       (THOUSANDS)
         ASSETS
           Demand deposits with affiliates.....................................................   $    7,514    $    2,391
           Repurchase agreements...............................................................           --        15,000
           Interest bearing time deposits......................................................      152,000            --
           Securities held to maturity.........................................................        2,500         2,500
           Securities available for sale, at market value......................................       23,833           469
           Subordinated notes receivable from subsidiaries.....................................      165,357       160,000
           Investment in subsidiaries:
             First Fidelity Incorporated.......................................................    2,571,446     2,471,863
             Baltimore Bancorp.................................................................      347,545            --
             Northeast Bancorp, Inc. ..........................................................      268,712       199,102
             First Fidelity Bank, NA, New York.................................................           --       356,624
             BankVest, Inc.....................................................................       14,227            --
           Other assets........................................................................       70,052        65,210
                                                                                                  ----------    ----------
             Total Assets......................................................................   $3,623,186    $3,273,159
                                                                                                  ==========    ==========
         LIABILITIES
           Long-term debt......................................................................   $  636,750    $  436,750
           Dividends payable...................................................................        5,208         5,131
           Other liabilities...................................................................      104,253        92,850
                                                                                                  ----------    ----------
             Total Liabilities.................................................................      746,211       534,731
                                                                                                  ----------    ----------
         STOCKHOLDERS' EQUITY
           Preferred stock.....................................................................      229,707       230,422
           Common stockholders' equity
             Common stock ($1.00 par)
               Authorized: 150,000,000 shares
               Issued: 82,003,121 shares in 1994 and 79,937,719 shares in 1993.................       82,003        79,938
             Surplus...........................................................................    1,256,020     1,202,373
             Retained earnings.................................................................    1,353,001     1,227,265
             Net unrealized gains - securities available for sale..............................        1,916           103
             Less treasury stock, at cost: 1,020,282 shares in 1994 and 36,714 shares in
              1993.............................................................................      (45,672)       (1,673)
                                                                                                  ----------    ----------
               Total Common Stockholders' Equity...............................................    2,647,268     2,508,006
                                                                                                  ----------    ----------
               Total Stockholders' Equity......................................................    2,876,975     2,738,428
                                                                                                  ----------    ----------
               Total Liabilities and Stockholders' Equity......................................   $3,623,186    $3,273,159
                                                                                                  ==========    ==========

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

              CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)

                                                                                              YEAR ENDED DECEMBER 31
                                                                                       -------------------------------------
                                                                                         1994          1993          1992
                                                                                       ---------     ---------     ---------
                                                                                                    (THOUSANDS)
         INCOME
           Dividends from subsidiaries:
             First Fidelity Incorporated.............................................  $ 376,767     $ 316,894     $  77,800
             Fidelcor, Inc...........................................................         --            --        68,470
             BankVest, Inc...........................................................      1,580            --            --
           Interest and other income from affiliates.................................    187,982       183,819       144,485
                                                                                       ---------     ---------     ---------
                                                                                         566,329       500,713       290,755
                                                                                       ---------     ---------     ---------
         EXPENSE
           Interest..................................................................     37,767        21,459        19,493
           Other expenses............................................................    179,923       161,900       134,749
                                                                                       ---------     ---------     ---------
                                                                                         217,690       183,359       154,242
                                                                                       ---------     ---------     ---------
             Income before income tax benefit and equity in
               undistributed income of subsidiaries..................................    348,639       317,354       136,513
         Income tax benefit..........................................................     10,433         4,754         2,864
                                                                                       ---------     ---------     ---------
             Income before equity in subsidiaries and cumulative effect of changes in
               accounting principles.................................................    359,072       322,108       139,377
         Cumulative effect of changes in accounting principles, net of tax...........         --         7,899            --
         Equity in undistributed income of subsidiaries..............................     91,991        68,825       174,360
                                                                                       ---------     ---------     ---------
             Net income..............................................................    451,063       398,832       313,737
         Dividends on Preferred stock................................................     20,667        20,653        21,061
                                                                                       ---------     ---------     ---------
             Net Income Applicable to Common Stock...................................  $ 430,396     $ 378,179     $ 292,676
                                                                                       =========      ========      ========

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

            CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

                                                                                              YEAR ENDED DECEMBER 31
                                                                                     ----------------------------------------
                                                                                        1994           1993           1992
                                                                                     ----------     ----------     ----------
                                                                                                   (THOUSANDS)
         Cash flows from operating activities:
             Net income............................................................  $  451,063     $  398,832     $  313,737
         Adjustments to reconcile net income to net cash provided by operating activities:
             Equity in undistributed (income) of subsidiaries......................     (91,991)       (68,825)      (174,360)
             Change in other assets................................................       3,031         (8,585)       (20,872)
             Change in taxes payable...............................................       5,932         (3,148)         7,522
             Change in other liabilities...........................................      18,371         35,217         27,827
             Cumulative effect of changes in accounting principles.................          --         (7,899)            --
             Other, net............................................................         (24)             4         (1,305)
                                                                                     ----------     ----------     ----------
                 Net cash provided by operating activities.........................     386,382        345,596        152,549
                                                                                     ----------     ----------     ----------
         Cash flows from investing activities:
             Additional investments in subsidiaries................................    (474,225)      (447,667)      (120,000)
             Other.................................................................     (11,355)         2,023             --
                                                                                     ----------     ----------     ----------
                 Net cash used in investing activities.............................    (485,580)      (445,644)      (120,000)
                                                                                     ----------     ----------     ----------
         Cash flows from financing activities:
             Capital distributions from subsidiaries...............................     256,000             --             --
             Issuance of long-term debt............................................     200,000        150,000             --
             Purchases of treasury stock...........................................    (197,654)      (116,954)            --
             Issuance of Common and Preferred stock................................     145,968        140,740        100,214
             Dividends paid........................................................    (162,993)      (131,080)      (109,174)
                                                                                     ----------     ----------     ----------
                 Net cash provided by (used in) financing activities...............     241,321         42,706         (8,960)
                                                                                     ----------     ----------     ----------
                 Net change in cash and cash equivalents...........................     142,123        (57,342)        23,589
                 Cash and cash equivalents at beginning of year (A)................      17,391         74,733         51,144
                                                                                     ----------     ----------     ----------
                 Cash and cash equivalents at end of year (A)......................  $  159,514     $   17,391     $   74,733
                                                                                      =========      =========      =========
         Supplemental disclosure:
             Total amount of interest paid for the period..........................  $   29,447     $   22,086     $   19,720
                                                                                      =========      =========      =========
             Total amount of income taxes paid for the period......................  $   87,100     $   90,500     $   83,560
                                                                                      =========      =========      =========

                                                                                                   DECEMBER 31
                                                                                      -------------------------------------
         (A) Reconciliation:                                                            1994          1993          1992
                                                                                      ---------     ---------     ---------
         Demand deposits with affiliates............................................  $   7,514     $   2,391     $   1,608
         Repurchase agreements......................................................    152,000        15,000        73,125
                                                                                      ---------     ---------     ---------
             Total cash and cash equivalents........................................  $ 159,514     $  17,391     $  74,733
                                                                                       ========      ========      ========

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

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                               SUPPLEMENTARY DATA

                   SUMMARY OF QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                     ------------------------------------------------------------------------------------------------------------
                                       1994                                                      1993
                     --------------------------------------------------        --------------------------------------------------
                     DECEMBER      SEPTEMBER                                   DECEMBER      SEPTEMBER
                        31            30          JUNE 30     MARCH 31            31            30          JUNE 30     MARCH 31
                     ---------     ---------     ---------    ---------        ---------     ---------     ---------    ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest
 income..........    $ 562,603     $ 537,082     $ 521,850    $ 514,617        $ 506,158     $ 515,170     $ 513,397    $ 510,471
Interest
 expense.........      213,183       184,020       170,413      164,420          162,406       170,850       173,487      184,770
                     ---------     ---------     ---------    ---------        ---------     ---------     ---------    ---------
Net interest
 income..........      349,420       353,062       351,437      350,197          343,752       344,320       339,910      325,701
Provision for
 possible
 credit
 losses..........       15,000        20,000        20,000       24,000           29,000        33,000        41,000       45,000
Net
 securities
 transactions....        4,009         4,903         4,726        4,082            3,096            50           194        3,677
Other
 non-interest
 income (A)......      106,385        97,336        96,376       99,127           99,055        97,452        94,640       85,336
Non-interest
 expense.........      272,611       263,631       265,983      267,404          262,320       260,209       253,849      238,321
Income taxes.....       56,617        56,652        54,963       53,136           50,207        47,071        41,967       38,780
Cumulative effect
 ofchanges in
 accounting
 principles,
 net of tax......           --            --            --           --               --            --            --        2,373
                     ---------     ---------     ---------    ---------        ---------     ---------     ---------    ---------
Net income.......      115,586       115,018       111,593      108,866          104,376       101,542        97,928       94,986
Dividends on
 preferred
 stock..........        5,208         5,182         5,146        5,131            5,130         5,135         5,144        5,244
                    ---------     ---------     ---------    ---------        ---------     ---------     ---------    ---------
Net income
 applicable
 to Common
 Stock.........     $ 110,378     $ 109,836     $ 106,447    $ 103,735        $  99,246     $  96,407     $  92,784    $  89,742
                    =========     =========     =========    =========         ========      ========      ========     ========
Per common
 share
 Primary:
   Income
    before
    cumulative
    effect of
    changes in
    accounting
    principles.         $1.34         $1.33         $1.29        $1.26            $1.22         $1.17         $1.15        $1.11
   Cumulative
     effect of
     changes in
     principles,
     net of tax            --            --            --           --               --            --            --          .03
   Net income --
    primary....          1.34          1.33          1.29         1.26             1.22          1.17          1.15         1.14
 Fully
   diluted:
   Income
     before
     cumulative
     effect of
     changes in
     accounting
     principles          1.31          1.30          1.27         1.23             1.19          1.15          1.13         1.09
   Cumulative
     effect of
     changes in
     accounting
     principles,
     net of tax            --            --            --           --               --            --            --          .03
   Net income --
     fully
     diluted...          1.31          1.30          1.27         1.23             1.19          1.15          1.13         1.12
Book value.....         32.69         32.43         31.65        31.43            31.39         30.07         29.08        28.23
Net interest
 margin........          4.56%         4.74%         4.78%        4.75%            4.84%         4.82%         4.92%        4.87%
Return on
 average
 assets (B)....          1.32          1.36          1.35         1.32             1.28          1.24          1.26         1.28
Return on
 average
 stockholders'
 equity (B)....         15.92         16.06         16.24        16.11            15.93         15.80         16.33        16.88
Return on
 average
 common
 stockholders'
 equity (C)....         16.52         16.68         16.90        16.75            16.61         16.50         17.11        17.75

- ---------------

(A)  Non-interest income less net securities transactions.

(B)  Net income.

(C)  Net income applicable to Common Stock.

                FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)

                               SUPPLEMENTARY DATA

                       COMPUTATION OF EARNINGS PER SHARE

                                                                                       YEAR ENDED DECEMBER 31
                                                                         --------------------------------------------------
                                                                             1994               1993               1992
                                                                         ------------       ------------       ------------
         A. Income before cumulative effect of changes in accounting
             principles...............................................   $451,063,000       $396,459,000       $313,737,000
         B. Cumulative effect of changes in accounting principles, net
             of tax...................................................             --          2,373,000                 --
                                                                         ------------       ------------       ------------
           Net income.................................................    451,063,000        398,832,000        313,737,000
         C. Less: Total preferred dividends...........................     20,667,000         20,653,000         21,061,000
                                                                         ------------       ------------       ------------
         D. Net income applicable to Common Stock.....................   $430,396,000       $378,179,000       $292,676,000
                                                                         ============       ============       ============
           Net income.................................................   $451,063,000       $398,832,000       $313,737,000
         E. Less: Non-convertible preferred dividends.................     10,325,000         10,255,000         10,549,000
                                                                         ------------       ------------       ------------
         F. Net income for Fully diluted earnings per share...........   $440,738,000       $388,577,000       $303,188,000
                                                                         ============       ============       ============
           PRIMARY EARNINGS PER SHARE:
           Average shares outstanding.................................     80,829,000         77,590,000         71,630,325
           Dilutive average shares outstanding under options and
             warrants.................................................      4,244,605          9,106,883         12,268,030
           Exercise prices............................................      $12.31 to          $12.31 to          $12.31 to
                                                                               $44.75            $45.375             $36.25
           Assumed proceeds on exercise...............................   $113,334,365       $253,163,970       $316,924,037
           Market value per share.....................................         $45.06             $46.12             $36.52
           Less: Treasury stock purchased with the assumed proceeds
                 from exercise of options and warrants................      2,515,233          5,489,721          8,678,713
                                                                         ------------       ------------       ------------
         G. Adjusted average shares -- Primary........................     82,558,372         81,207,162         75,219,642
                                                                         ------------       ------------       ------------
           Primary Earnings Per Share:
             Income before cumulative effect of changes in
               accounting principles (A-C/G)..........................          $5.21              $4.63              $3.89
             Cumulative effect of changes in accounting principles,
               net of tax (B/G).......................................             --                .03                 --
                                                                         ------------       ------------       ------------
             Net income (D/G).........................................          $5.21              $4.66              $3.89
                                                                         ============       ============       ============
           FULLY DILUTED EARNINGS PER SHARE:
           Average shares outstanding.................................     80,829,000         77,590,000         71,630,325
           Dilutive average shares outstanding under options and
             warrants.................................................      4,244,605          9,106,883         12,349,899
           Exercise prices............................................      $12.31 to          $12.31 to          $12.31 to
                                                                               $44.75            $45.375             $41.38
           Assumed proceeds on exercise...............................   $113,334,365       $253,163,970       $319,939,515
           Market value per share.....................................         $45.06             $46.12             $44.00
           Less: Treasury stock purchased with the assumed proceeds
                 from exercise of options and warrants................      2,515,233          5,489,721          7,271,352
                                                                         ------------       ------------       ------------
           Adjusted average shares....................................     82,558,372         81,207,162         76,708,872
           Common shares from the assumed conversion of
             Convertible Preferred Stock..............................      3,752,961          3,773,816          3,814,244
                                                                         ------------       ------------       ------------
         H. Adjusted average shares -- Fully diluted..................     86,311,333         84,980,978         80,523,116
                                                                         ------------       ------------       ------------
           Fully Diluted Earnings Per Share:
             Income before cumulative effect of changes in
               accounting principles (A-E/H)..........................          $5.11              $4.55              $3.77
             Cumulative effect of changes in accounting principles,
               net of tax (B/H).......................................             --                .03                 --
                                                                         ------------       ------------       ------------
             Net income (F/H).........................................          $5.11              $4.58              $3.77
                                                                         ============       ============       ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders, provided, however, that such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Securities and Exchange Commission Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company responds to this item by incorporating by reference the material responsive to such item in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders.

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

     (b) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

  3.1  --    Registrant's Restated Certificate of Incorporation, is incorporated by reference to
             Exhibit 4.1 of Registrant's Registration Statement on Form S-8, No. 33-45404, filed with the Securities and Exchange Commission on January 31, 1992.
  3.2  --    Registrant's By-laws, as amended through October 21, 1993, are incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
  4.1  --    Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
  4.2  --    Deposit Agreement, dated as of June 28, 1991, between the Company, First Fidelity
             Bank, N.A., New Jersey and the holders from time to time of depository receipts issued by the Depository thereunder, is incorporated by reference to Exhibit 4(ii)
             of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
  4.3  --    Rights Agreement, and Supplement No. 1 thereto are incorporated by reference to
             Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated August 25, 1989, and Exhibit 4 of Registrant's Form 8 Amendment to such Form 8-A, dated March 12,
             1990.
  4.4  --    Supplements Nos. 2 and 3 to the Rights Agreement are incorporated herein by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.1  --    Employment Agreements between the Registrant and each of Anthony P. Terracciano,
             Peter C. Palmieri, Wolfgang Schoellkopf, Roland K. Bullard II, Leslie E. Goodman and
             Donald C. Parcells.
 10.2  --    First Fidelity Bancorporation Stock Option and Restricted Stock Plan, as amended.
 10.3  --    Lease Agreement between 60 West Broad Street Realty Company and The Merchants
             National Bank of Allentown, dated October 29, 1982, is incorporated herein by reference to Exhibit 10.21 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.4  --    Lease Agreement between 60 West Broad Street Realty Company and Merchants Bank,
             N.A., dated June 24, 1987, is incorporated herein by reference to Exhibit 10.21(b)
             of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1987.
 10.5  --    Lease Agreement between Frank M. Henry Associates and Wyoming National Bank of
             Wilkes-Barre, dated April 29, 1982, is incorporated herein by reference to Exhibit
             10.22 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.6  --    Registrant's Deferred Compensation Plan for Non-Employee Directors, as amended.
 10.7  --    Registrant's Annual Incentive Plan is incorporated herein by reference to Exhibit
             10.23 of Registrant's Annual Report on Form 10-K for the year ended December 31,
             1988.
 10.8  --    Investment Agreement, dated as of March 18, 1991, between the Registrant and Banco
             Santander, S.A. is incorporated by reference to Exhibit (a) of Registrant's Current
             Report on Form 8-K filed with the Commission on March 21, 1991.
 11.1  --    Statement regarding computation of per share earnings (included in Item 8 of this
             Annual Report on Form 10-K).
 21.1  --    Subsidiaries of the Registrant.
 23.1  --    Consent of KPMG Peat Marwick LLP.
 24.1  --    Power of Attorney.

     (c) Current Reports on Form 8-K during the quarter ended December 31, 1994.

     None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 16TH DAY OF FEBRUARY, 1995.

                                     FIRST FIDELITY BANCORPORATION

                                     By:      /s/ ANTHONY P. TERRACCIANO
                                        --------------------------------------
                                                Anthony P. Terracciano
                                       Chairman, President and Chief Executive
                                                         Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                     TITLE                                           DATE
- ---------------------------------------------    -----------------------------              -----------------
         /s/ ANTHONY P.  TERRACCIANO             Chairman, President and
- ---------------------------------------------    Chief Executive Officer
            Anthony P. Terracciano

                *LOUIS E. AZZATO                 Director
- ---------------------------------------------
                Louis E. Azzato

                *EDWARD E. BARR                  Director
- ---------------------------------------------
                 Edward E. Barr

            *ROLAND K. BULLARD II                Director
- ---------------------------------------------
             Roland K. Bullard II

                 *LEE A. BUTZ                    Director
- ---------------------------------------------
                  Lee A. Butz

           *LUTHER R. CAMPBELL, JR.              Director
- ---------------------------------------------
            Luther R. Campbell, Jr.

              *JOHN GILRAY CHRISTY               Director                                 February 16, 1995
- ---------------------------------------------
              John Gilray Christy

               *JAMES G. CULLEN                  Director
- ---------------------------------------------
                James G. Cullen

             *GONZALO DE LAS HERAS               Director
- ---------------------------------------------
             Gonzalo de Las Heras

               *E. JAMES FERLAND                 Director
- ---------------------------------------------
               E. James Ferland

              *ARTHUR M. GOLDBERG                Director
- ---------------------------------------------
              Arthur M. Goldberg

               *LESLIE E. GOODMAN                Director
- ---------------------------------------------
                 Leslie E. Goodman

                *FRANK M. HENRY                  Director
- ---------------------------------------------
                Frank M. Henry

                                      78

                   SIGNATURE                     TITLE                                           DATE
- -----------------------------------------------  ------------------------------------      -----------------

           *JUAN RODRIGUEZ INCIARTE              Director
- ----------------------------------------------
            Juan Rodriguez Inciarte

                *JOHN R.KENNEDY                  Director
- -----------------------------------------------
                John R. Kennedy

               *ROCCO J. MARANO                  Director
- -----------------------------------------------
                Rocco J. Marano

           *JAMES D. MORRISSEY,  JR.             Director
- -----------------------------------------------
            James D. Morrissey, Jr.

               *JOSEPH NEUBAUER                  Director
- -----------------------------------------------
                Joseph Neubauer

              *PETER C. PALMIERI                 Director
- -----------------------------------------------
               Peter C. Palmieri

              *DONALD C. PARCELLS                Director
- -----------------------------------------------
              Donald C. Parcells                                                                 February 16, 1995

           *ROBERT MONTGOMERY SCOTT              Director
- -----------------------------------------------
            Robert Montgomery Scott

              *REBECCA STAFFORD                  Director
- -----------------------------------------------
               Rebecca Stafford

               *SEFTON STALLARD                  Director
- -----------------------------------------------
                Sefton Stallard

              *BERNARD C. WATSON                 Director
- -----------------------------------------------
               Bernard C. Watson

             *WOLFGANG SCHOELLKOPF               Director and Principal
- -----------------------------------------------  Financial Officer
             Wolfgang Schoellkopf

             *ANTHONY R. BURRIESCI               Principal Accounting
- -----------------------------------------------  Officer
             Anthony R. Burriesci

       *By: /s/  ANTHONY P. TERRACCIANO
- -----------------------------------------------
            Anthony P. Terracciano
               Attorney-in-Fact

                                      79

                                              EXHIBIT INDEX


Exhibit
No.                                            Description                                                    Page No.
- ------                                        -------------                                                   --------

  3.1  --    Registrant's Restated Certificate of Incorporation, is incorporated by reference to
             Exhibit 4.1 of Registrant's Registration Statement on Form S-8, No. 33-45404, filed with the Securities and Exchange Commission on January 31, 1992.
  3.2  --    Registrant's By-laws, as amended through October 21, 1993, are incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
  4.1  --    Upon the request of the Securities and Exchange Commission, the Registrant will furnish a copy of all instruments defining the rights of holders of long-term debt of the Registrant.
  4.2  --    Deposit Agreement, dated as of June 28, 1991, between the Company, First Fidelity
             Bank, N.A., New Jersey and the holders from time to time of depository receipts issued by the Depository thereunder, is incorporated by reference to Exhibit 4(ii)
             of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
  4.3  --    Rights Agreement, and Supplement No. 1 thereto are incorporated by reference to
             Exhibit 1 of Registrant's Registration Statement on Form 8-A, dated August 25, 1989, and Exhibit 4 of Registrant's Form 8 Amendment to such Form 8-A, dated March 12,
             1990.
  4.4  --    Supplements Nos. 2 and 3 to the Rights Agreement are incorporated herein by reference to Exhibit 10.17 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
 10.1  --    Employment Agreements between the Registrant and each of Anthony P. Terracciano,
             Peter C. Palmieri, Wolfgang Schoellkopf, Roland K. Bullard II, Leslie E. Goodman and
             Donald C. Parcells.
 10.2  --    First Fidelity Bancorporation Stock Option and Restricted Stock Plan, as amended.
 10.3  --    Lease Agreement between 60 West Broad Street Realty Company and The Merchants
             National Bank of Allentown, dated October 29, 1982, is incorporated herein by reference to Exhibit 10.21 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.4  --    Lease Agreement between 60 West Broad Street Realty Company and Merchants Bank,
             N.A., dated June 24, 1987, is incorporated herein by reference to Exhibit 10.21(b)
             of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1987.
 10.5  --    Lease Agreement between Frank M. Henry Associates and Wyoming National Bank of
             Wilkes-Barre, dated April 29, 1982, is incorporated herein by reference to Exhibit
             10.22 of Fidelcor's Annual Report on Form 10-K for the year ended December 31, 1986.
 10.6  --    Registrant's Deferred Compensation Plan for Non-Employee Directors, as amended.
 10.7  --    Registrant's Annual Incentive Plan is incorporated herein by reference to Exhibit
             10.23 of Registrant's Annual Report on Form 10-K for the year ended December 31,
             1988.
 10.8  --    Investment Agreement, dated as of March 18, 1991, between the Registrant and Banco
             Santander, S.A. is incorporated by reference to Exhibit (a) of Registrant's Current
             Report on Form 8-K filed with the Commission on March 21, 1991.
 11.1  --    Statement regarding computation of per share earnings (included in Item 8 of this
             Annual Report on Form 10-K).
 21.1  --    Subsidiaries of the Registrant.
 23.1  --    Consent of KPMG Peat Marwick LLP.
 24.1  --    Power of Attorney.
 27.1  --    Financial Data Schedule.