Form 10-Q
period 1995-03-31
FIRST FIDELITY BANCORPORATION /NJ/
filed 1995-05-12
CIK 823870

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q
(Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended             March 31, 1995
                               ---------------------------------------
                                  or
[ ]            Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

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


550 Broad Street                      123 South Broad Street
Newark, New Jersey 07102              Philadelphia, Pennsylvania 19109
- ----------------------------------------------------------------------
              (Address of principal executive offices)


                            (201) 565-3200
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


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
                                                     [X] Yes    [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 30, 1995
- -----------------------------          -------------------------------
Common Stock, $1.00 Par Value                 78,857,540 Shares




                                                                    2 of 28
                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
- -----------------------------

FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Three Months Ended
                                                            March 31
                                                      --------------------
                                                        1995        1994
                                                      --------    --------
INTEREST INCOME
  Interest and fees on loans......................... $458,032    $394,146
  Interest on federal funds sold and securities
    purchased under agreements to resell.............      351         118
  Interest and dividends on securities:
    Taxable interest income..........................  105,005      96,715
    Tax-exempt interest income.......................    8,778      10,509
    Dividends........................................    1,186       1,195
  Interest on bank deposits..........................      530      10,359
  Interest on trading account securities.............    1,224       1,575
                                                      --------    --------
      Total Interest Income..........................  575,106     514,617
                                                      --------    --------
INTEREST EXPENSE
  Interest on:
    Deposits.........................................  184,280     143,107
    Short-term borrowings............................   27,591      10,480
    Long-term debt...................................   15,469      10,833
                                                      --------    --------
      Total Interest Expense.........................  227,340     164,420
                                                      --------    --------
        Net Interest Income..........................  347,766     350,197

Provision for possible credit losses.................   10,000      24,000
                                                      --------    --------
  Net Interest Income after Provision
    for Possible Credit Losses.......................  337,766     326,197
                                                      --------    --------
NON-INTEREST INCOME
  Trust Income.......................................   26,369      27,263
  Service charges on deposit accounts................   35,719      37,284
  Other service charges, commissions and fees........   25,320      19,870
  Trading revenue....................................    2,907       3,651
  Net securities transactions........................    7,073       4,082
  Other income.......................................   11,957       7,234
                                                      --------    --------
    Total Non-Interest Income........................  109,345      99,384
                                                      --------    --------
NON-INTEREST EXPENSE
  Salaries and benefits expense......................  126,216     122,139
  Occupancy expense..................................   29,745      31,934
  Equipment expense..................................   11,201      10,928
  Other expenses.....................................  104,678      98,578
                                                      --------    --------
    Total Non-Interest Expense.......................  271,840     263,579
                                                      --------    --------

                                                                    3 of 28

Income before income taxes...........................  175,271     162,002
Income taxes.........................................   62,336      53,136
                                                      --------    --------
Net Income...........................................  112,935     108,866
Dividends on Preferred Stock.........................    5,208       5,131
                                                      --------    --------
Net Income Applicable to Common Stock................ $107,727    $103,735
                                                      ========    ========
Per common share:
  Net income:
    Primary..........................................    $1.32       $1.26
    Fully diluted....................................     1.29        1.23


See accompanying notes to consolidated financial statements.












































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    4 of 28
CONSOLIDATED STATEMENTS OF CONDITION
(thousands)
                                                     March 31      December 31
                                                       1995           1994
                                                    (unaudited)
                                                    -----------    -----------
ASSETS
Cash and due from banks............................  $1,796,869     $2,082,002
Interest-bearing time deposits.....................     131,886         35,567
Securities held to maturity........................   3,796,809      4,186,860
  (market value of $3,737,170 at March 31, 1995
  and $4,049,457 at December 31, 1994
Securities available for sale, at market value.....   3,402,687      3,781,163
Trading account securities, at market value........      70,275        110,494
Federal funds sold and securities purchased under
  agreements to resell.............................      10,000         50,675
Loans, net of unearned income......................  24,092,530     23,801,241
  Less: Reserve for possible credit losses.........    (581,395)      (599,333)
                                                    -----------    -----------
    Net loans......................................  23,511,135     23,201,908
Premises and equipment.............................     432,005        437,677
Customers' acceptance liability....................     181,305        215,556
Other assets.......................................   2,066,765      2,113,794
                                                    -----------    -----------
      Total Assets................................. $35,399,736    $36,215,696
                                                    ===========    ===========
LIABILITIES
Deposits in domestic offices:
  Demand deposits..................................  $5,110,710     $5,393,749
  Savings/NOW deposits.............................   8,880,796      9,271,335
  Money market deposit accounts....................   3,909,974      4,257,135
  Other consumer time deposits.....................   8,972,412      8,858,443
  Corporate certificates of deposit................     347,265        393,058
Deposits in overseas offices.......................     723,082        733,132
                                                    -----------    -----------
    Total Deposits.................................  27,944,239     28,906,852
Short-term borrowings..............................   2,799,335      2,716,922
Acceptances outstanding............................     182,096        218,625
Other liabilities..................................     776,649        682,699
Long-term debt.....................................     813,614        813,623
                                                    -----------    -----------
      Total Liabilities............................  32,515,933     33,338,721


















                                                                    5 of 28
STOCKHOLDERS' EQUITY
Preferred stock....................................     228,474        229,707
Common stock ($1.00 par)
  Authorized: 150,000,000 shares
  Issued: 82,013,160 shares at March 31, 1995
    and 82,003,121 shares at December 31, 1994.....      82,013         82,003
Surplus............................................   1,255,866      1,256,020
Retained earnings..................................   1,493,009      1,430,149
Net unrealized gains (losses)-securities available
  for sale.........................................     (47,036)       (75,232)
Less treasury stock, at cost: 2,697,159 shares at
  March 31, 1995 and 1,020,282 shares
    at December 31, 1994...........................    (128,523)       (45,672)
                                                    -----------    -----------
      Total Common Stockholders' Equity............   2,655,329      2,647,268
                                                    -----------    -----------
      Total Stockholders' Equity...................   2,883,803      2,876,975
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity... $35,399,736    $36,215,696
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.





































                                                                    6 of 28
FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(thousands)

                                                        Three Months Ended
                                                             March 31
                                                      ----------------------
                                                         1995        1994
                                                      ----------  ----------

Balance, January 1..................................  $2,876,975  $2,738,428
  Net income........................................     112,935     108,866
  Common Stock issued:
    Private placement--Santander exercise
      of warrants...................................        -         60,594
    Stock options and dividend reinvestment plan....       8,946       5,803
    Other...........................................        -          1,566
  Purchases of treasury stock.......................     (97,585)    (82,695)
  Dividends on Common Stock.........................     (40,456)    (33,573)
  Dividends on Preferred Stock......................      (5,208)     (5,131)
  Net unrealized gains (losses)--securities
    available for sale..............................      28,196     (33,018)
  Other.............................................        -          3,200
                                                      ----------  ----------
Balance, March 31...................................  $2,883,803  $2,764,040
                                                      ==========  ==========


































                                                                    7 of 28
FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)         Three Months Ended
                                                               March 31
                                                      -------------------------
(thousands)                                               1995          1994
                                                      -----------   -----------
Cash flows from operating activities:
  Net income.........................................   $112,935      $108,866
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     10,000        24,000
  Depreciation, amortization and accretion...........     30,325         6,164
  Deferred income tax provision......................     18,114         5,047
  Gain on sale of assets.............................     (5,370)       (1,072)
  Net securities transactions (gains)................     (7,073)       (4,082)
  Proceeds from sales of trading account
    securities.......................................  2,833,795     2,435,352
  Purchases of trading account securities............ (2,791,512)   (2,466,551)
  Decrease (increase) in accrued interest receivable.      6,016        (3,501)
  Increase in accrued interest payable...............     19,118        12,163
  Change in current taxes payable....................     36,316        53,732
  Other, net.........................................     60,472        79,752
                                                      ----------    ----------
      Net cash provided by operating activities......    323,136       249,870

Cash flows from investing activities:
  Proceeds from maturities of securities
    held to maturity.................................    348,723       901,570
  Purchases of securities held to maturity...........    (32,015)     (668,577)
  Proceeds from sales of securities available
    for sale.........................................    421,612       162,720
  Proceeds from maturities of securities
    available for sale...............................     78,578       175,537
  Purchases of securities available for sale.........       (603)     (474,477)
  Net (disbursements) from lending activities........   (307,791)      (45,398)
  Purchases of premises and equipment................    (15,438)      (12,889)
  Proceeds from sales of premises and equipment......      1,033         2,759
  Net change in acceptances..........................     (2,278)       (5,161)
  Net cash paid on acquisitions......................     (4,430)      (14,392)
                                                      ----------    ----------
      Net cash provided by
        investing activities.........................    487,391        21,692

Cash flows from financing activities:
  Change in demand, savings/NOW, and money market
    deposits......................................... (1,028,294)      253,649
  Change in corporate certificates of deposit and
    deposits in overseas offices.....................    (55,843)          177
  Change in other consumer time deposits.............     96,020      (232,454)
  Change in short-term borrowings....................     82,413      (391,750)
  Issuance of long-term debt.........................       -          200,000
  Payments on long-term debt.........................         (9)          (67)
  Purchases of treasury stock........................    (97,585)      (82,695)
  Issuance of common stock...........................      8,946        66,396
  Dividends paid.....................................    (45,664)      (38,704)
                                                      ----------    ----------
      Net cash (used in) financing activities........ (1,040,016)     (225,448)
                                                      ----------    ----------

                                                                    8 of 28

      Net change in cash and cash equivalents........   (229,489)       46,114
      Cash and cash equivalents at beginning
        of period (A)................................  2,168,244     2,826,039
                                                      ----------    ----------
      Cash and cash equivalents at end
        of period (A)................................ $1,938,755    $2,872,153
                                                      ==========    ==========

Supplemental disclosures:
  Total amount of interest paid for the period.......   $208,222      $152,257
                                                      ==========    ==========
  Total amount of income taxes paid for
    the period.......................................    $12,074        $4,000
                                                      ==========    ==========
  Total amount of loans transferred to OREO..........    $10,483       $13,934
                                                      ==========    ==========


(A) Reconciliation:                     March 31              December 31
                                 ----------------------  ----------------------
                                    1995        1994        1994        1993
                                 ----------  ----------  ----------  ----------
Cash and due from banks......... $1,796,869  $2,069,777  $2,082,002  $1,831,270
Interest-bearing time deposits..    131,886     611,196      35,567     979,769
Federal funds sold and
  securities purchased under
  agreements to resell..........     10,000     191,180      50,675      15,000
                                 ----------  ----------  ----------  ----------
Total cash and cash
  equivalents................... $1,938,755  $2,872,153  $2,168,244  $2,826,039
                                 ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.


























                                                               9 of 28

         SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1995 and March 31, 1994 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with First Fidelity Bancorporation's ("First Fidelity" or "the Company" herein) 1994 Annual Report on Form 10-K.

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

(3) Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Under SFAS 114 and SFAS 118, "impaired" loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or, as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. SFAS 114 and SFAS 118 do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases, or debt securities. Prior to January 1, 1995, the Company's "impaired" loans were described as, and included in, "non-accrual" loans. The adoption of the Statements had no effect on First Fidelity's non-performing assets or financial statements.

     SFAS 114 and SFAS 118 also require additional disclosures. As a result, the Company has expanded its accounting policy regarding the recognition of interest income on loans to read as follows:

     "Interest income is not accrued on loans where management has determined that the borrowers may be unable to meet contractual principal and/or interest obligations, or where interest or principal is 90 days or more past due, unless the loans are adequately secured and in the process of collection. When a loan is placed on non-accrual (which includes "impaired" loans),

                                                              10 of 28

     interest accruals cease and uncollected accrued interest is reversed and charged against current income. Non-accrual loans are generally not returned to accruing status until principal and interest payments have been brought current and full collectibility is reasonably assured. Cash receipts on non-accrual loans are generally applied to the principal balance until the remaining balance is considered fully collectible, at which time interest income may be recognized when received. Interest on loans that have been restructured is recognized according to the revised terms."

(4) As of March 31, 1995, under SFAS 114 and SFAS 118, First Fidelity's impaired loans totaled $186.0 million. The Company calculated a total "impairment" of $48.0 million related to $138.9 million of such loans at March 31, 1995. The remaining $47.1 million of impaired loans have been reduced (through write-downs or cash collections) to the point where, at March 31, 1995, no specific impairment was associated with such loans. The Company's impaired loans averaged $202.3 million for the first quarter of 1995. Interest income of approximately $.4 million was recognized, all on a cash basis, on impaired loans for the three months ended March 31, 1995. Activity in the reserve for possible credit losses for the three months ended March 31, 1995 is shown in "Item 2--FINANCIAL CONDITION--ASSET QUALITY-- Provision and Reserve for Possible Credit Losses".

Item 2
- ------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1994 Annual Report on Form 10-K. Results of operations for the three month period ended March 31, 1995 are not necessarily indicative of results to be attained for any other period.

Summary
- -------
     First Fidelity recorded net income of $112.9 million, or $1.32 per common share on a primary basis and $1.29 per common share on a fully-diluted basis, for the first quarter of 1995. These results compare to net income of $108.9 million or $1.26 per common share on a primary basis and $1.23 per common share on a fully-diluted basis for the first quarter of 1994.

     The earnings increase for the current quarter, compared to the first quarter of 1994, resulted from a lower provision for possible credit losses and higher non-interest income, partially offset by an increased provision for income taxes, higher non-interest expenses and a decline in net interest income. Total non-performing assets decreased 36% to $294.6 million at March 31, 1995, from $457.1 million at March 31, 1994.




                                                              11 of 28

     Return on average stockholders' equity for the current quarter was 16.01% compared to 16.11% for the first quarter of last year.
Return on average assets for the first quarter of 1995 was 1.32%, unchanged from the first quarter of 1994.

     First Fidelity is continually evaluating acquisition opportunities, and frequently conducts due diligence activities in connection with possible acquisitions both on an assisted and unassisted basis. Acquisition candidates that may be under consideration at any time include, without limitation, depository institutions, financial service companies, thrift or savings type associations and related companies. Companies which First Fidelity may be considering in connection with its acquisition strategy would generally be based in markets in which the Company presently operates or in markets in proximity to one of First Fidelity's then existing markets. On March 23, 1995, the Company completed its acquisition of First State Bank in Wilmington, Delaware, which was renamed First Fidelity Bank, Delaware on April 15, 1995. The pending acquisition of the 24 Maryland branches of Household Bank, FSB (representing approximately $1.1 billion in deposits) for $76 million in cash is expected to be completed by the end of the second quarter of 1995.

     The recent and pending acquisitions are expected to have an additive effect on earnings per share within 18 months of consummation, assuming the absence of significant adverse economic conditions. These acquisitions are not expected to have a material adverse impact on liquidity.

Capital Markets:

     Pursuant to open market repurchase programs authorized by the Board of Directors, entering 1995, the Company had authority to repurchase approximately 2.7 million shares of its Common Stock during the year. During the first quarter of 1995, the Company acquired 1.7 million of such shares (exclusive of shares acquired to fund certain benefit plans), at an average price of $48.97 per share. First Fidelity plans to enter the market from time to time to repurchase these shares.

     Banco Santander, S.A. (together with its wholly-owned subsidiary, FFB Participacoes e Servieos, S.A., Funchal, Portugal, the current owner of the shares, "Santander"), increased its percentage ownership of First Fidelity's outstanding voting stock from 24.8% at December 31, 1994 to 28.9% at April 21, 1995.
     Santander has regulatory approval to increase such ownership to 30%, and is expected to continue to purchase First Fidelity stock in the open market.

                         RESULTS OF OPERATIONS
Net Interest Income
- -------------------
     The following table reflects the significant components of net interest income for the three month periods ended March 31, 1995 and 1994.




FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   12 of 28
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended March 31, 1995
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $5,978,106  $115,531    7.73%
    Installment.................................   6,826,655   143,526    8.53
    Mortgage....................................  10,198,326   199,029    7.81
  Loans in overseas offices.....................     119,897     2,220    7.51
                                                 -----------  --------
      Total Loans...............................  23,122,984   460,306    8.00
  Taxable mortgage-backed securities (3)........   4,283,502    64,711    6.04
  Other taxable securities......................   2,828,191    41,575    5.88
  Tax-exempt securities.........................     511,983    12,846   10.04
  Time deposits with banks......................      35,972       530    5.89
  Federal funds sold and securities
    purchased under agreements to resell........      23,251       351    6.03
  Trading account...............................      81,799     1,378    6.73
                                                 -----------  --------
        Total Earning Assets....................  30,887,682   581,697    7.56
Reserve for possible credit losses..............    (603,565)
Cash and due from banks.........................   1,732,630
Other assets....................................   2,631,885
                                                 -----------
          Total Assets.......................... $34,648,632
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $5,118,484
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   8,949,288    45,941    2.08
  Money market deposit accounts.................   4,098,367    30,806    3.05
  Other consumer time deposits..................   8,904,274    94,079    4.28
  Corporate certificates of deposit.............     388,383     5,532    5.78
  Deposits in overseas offices..................     569,513     7,922    5.56
  Short-term borrowings.........................   2,045,098    27,591    5.40
  Long-term debt................................     813,619    15,469    7.61
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  25,768,542   227,340    3.57
Other liabilities...............................     900,510
Preferred stockholders' equity..................     229,259
Common stockholders' equity.....................   2,631,837
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $34,648,632   227,340
                                                 ===========  --------
Net interest income/spread......................              $354,357    3.99
                                                              ========
Net interest margin.............................                          4.58

Tax equivalent adjustment.......................                $6,591
                                                              ========





                                                                   13 of 28

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   14 of 28
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





                                                                   15 of 28

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



















































                                                                   16 of 28

     Taxable-equivalent net interest income for the first quarter of 1995 was $354.4 million, compared to $357.6 million for the first quarter of 1994. The decrease was primarily due to a decline in the net interest margin from 4.75% to 4.58%, partially offset by a higher level of average earning assets. The net interest margin decline of 17 basis points was attributable to a reduced spread on fixed-rate assets as interest rates rose, as well as changes in the deposit mix and the composition of the loan portfolio. Other factors contributing to lower net interest income were cash payments for company-owned life insurance and the Common Stock repurchase program, the outsourcing of official checks and cash payments for acquisitions, most of which occurred in the second half of 1994 and/or early in 1995. The increase in average earning assets was largely due to acquisitions and growth in the mortgage and auto lease portfolios. Average total loans increased $1.9 billion, average securities remained relatively flat and average time deposits with banks declined $835.0 million. Average core deposits (demand deposits, savings and NOW accounts, money market deposits and other consumer time deposits) were relatively unchanged, while average short-term borrowings increased $616.5 million in the first quarter of 1995, compared to the same period of 1994.

Non-Interest Income
- -------------------
     Non-interest income increased $10.0 million, or 10%, for the first quarter of 1995, compared to the same quarter of 1994. Trust income decreased $.9 million, or 3%, primarily as a result of declines in personal and corporate trust income. Service charges on deposit accounts declined $1.6 million, or 4%. An increase in customers' average deposit balances, largely resulting from the introduction of a new relationship banking product in April, 1994, and an increase in commercial customers' compensating balances had the effect of reducing service charges. Other service charges, commissions and fees were up $5.5 million, or 27%, primarily as a result of increased revenues from credit card services, mortgage servicing fees from the Company's mortgage banking activities, which increased as a result of recent acquisitions, the outsourcing of official checks and higher commission income earned on branch-based annuity and mutual fund sales. Other income increased $4.7 million, primarily due to net gains on the sale of various assets.

Non-Interest Expense
- --------------------
     First Fidelity has undertaken a Company-wide productivity program to reduce expenses and increase efficiency, including rationalization of work flow and paperwork. The program is also expected to result in a reduction of full-time equivalent staff from over 13,000 at year-end 1994 to approximately 12,000 at the end of 1995, through attrition and
terminations.   At March 31, 1995, full-time equivalent staff
approximated 12,500. In addition, the Company is reviewing the size and composition of its branch network, with the goal of optimizing customer convenience while maximizing the network's cost-effectiveness. As a result, through April 30, 1995, 20 branches had been closed and consolidated into other branches.






                                                              17 of 28

     Total non-interest expense increased $8.3 million, or 3%, in the first quarter of 1995 compared to the same quarter in 1994. Salaries and benefits expense increased $4.1 million, or 3%, largely due to staff additions associated with acquisitions. Occupancy expense declined by $2.2 million, or 7%, due primarily to severe weather conditions, which increased expenses in the first quarter of 1994, and operating efficiencies realized in the first quarter of 1995 from the integration of banks acquired in 1993 and early 1994. Other expenses increased $6.1 million, or 6%, from the prior year's first quarter, reflecting the net effect of the following factors: amortization of intangibles increased by $4.1 million, to $13.6 million, due primarily to recent acquisitions; external check-processing charges increased $3.3 million; non-recurring severance expenses related to the Company's productivity program were $3.0 million; and expenses related to other real estate owned ("OREO") declined $3.3 million from the 1994 first quarter.

Income Taxes
- ------------
     Income taxes increased to $62.3 million in the first quarter of 1995, from $53.1 million in the first quarter of 1994, reflecting a higher level of pre-tax income, an increase in state income taxes and a lower level of tax-exempt income. The effective tax rates for the three months ended March 31, 1995 and 1994 were 35.6% and 32.8%, respectively.

                          FINANCIAL CONDITION

Liquidity and Funding
- ---------------------
     First Fidelity manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the parent and subsidiary companies are met in a cost-efficient manner.

     The Company's total assets decreased by $816 million, from $36.2 billion at December 31, 1994 to $35.4 billion at March 31, 1995. The decline in total assets was primarily attributable to sales and maturities of securities, combined with a decrease in cash and due from banks, partially offset by increases in short-term commercial loans and auto leases. Deposits and short-term borrowings are the Company's primary funding sources. Although the Company experienced a $907 million reduction in core deposits, only a small increase in short-term borrowings was needed to fund its asset base during the first quarter of 1995. The core deposits to total loans ratio was 112% at March 31, 1995, compared to 117% at December 31, 1994.

     Other sources of liquidity include the Company's portfolio of securities available for sale and its ability to enter into repurchase agreements, using investment securities as collateral.

     Management believes that First Fidelity's liquidity position continues to be more than adequate, based upon its levels of cash and cash equivalents, a high level of core deposits, the stability of its other funding sources and the support provided by its capital base.

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At

                                                              18 of 28

March 31, 1995, cash and cash equivalents totaled $1.9 billion, a decrease of $229.5 million from December 31, 1994. Financing activities absorbed $1,040.0 million in cash and cash equivalents. This was primarily due to: a decline in core deposits; First Fidelity's purchase of its own Common Stock; and the payment of dividends, partially offset by an increase in short-term borrowings. Cash and cash equivalents of $487.4 million were provided by investing activities, including cash proceeds of $848.9 million received from sales and maturities of securities, partially offset by net disbursements of $307.8 million for lending activities. Operating activities provided $323.1 million in cash and cash equivalents for the first quarter of 1995.

     As part of management's objective of maintaining essentially neutral interest rate sensitivity, the Company employed for hedging purposes $5.7 billion (notional amount) of interest rate swaps at March 31, 1995, compared to $5.0 billion (notional amount) at December 31, 1994. Due to the natural maturity gap structure of First Fidelity's core balance sheet items, the Company generally structures its interest rate swap and futures contracts such that it receives a fixed interest rate and pays a floating interest rate. Through this process, management strives to maintain the Company's net interest income at targeted levels, given reasonable changes in interest rates (i.e.; plus or minus 200 basis points over a one year period).

     The market value of the Company's derivative positions represent the amount which First Fidelity would pay or receive in exchange for the termination of such contracts. At March 31, 1995, the Company would have had to pay $107.8 million to terminate its interest rate swaps (of which $89.6 million was associated with indexed amortizing swaps), compared with $205.2 million (of which $146.4 million related to indexed amortizing swaps) at December 31, 1994.

     On a stand-alone basis, interest rate swaps and futures positions would have the effect of reducing net interest income in the first quarter of 1995 by $3.9 million, compared to $35.0 million of net interest income provided by such instruments during the first quarter of 1994. Should interest rates remain flat or increase, interest rate swaps will have a negative impact on net interest income and net interest margin for the remainder of 1995. Correspondingly, the net interest income associated with the on-balance sheet assets and liabilities hedged by such instruments is increased.

Capital
- -------
     The Federal Reserve Board (the "FRB") measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%, Total Risk-Based Ratio, 10.0% and Tier I Leverage Ratio, 5.0%. At March 31, 1995 and December 31, 1994, the Company and all of its subsidiary banks reported capital ratios in excess of these "well capitalized" standards.

                                                              19 of 28

     The following table provides detailed information pertaining to the Company's risk-based capital position at March 31, 1995 and December 31, 1994, calculated using the FRB guidelines.

                                              March 31    December 31
 (thousands)                                    1995         1994
 -----------                                -----------   -----------
 Tier I:
   Common stockholders' equity............  $ 2,655,329   $ 2,647,268
   Net unrealized (gains) losses--
     securities available for sale........       47,036        75,232
   Qualifying perpetual
     preferred stock......................      228,474       229,707
   Less: goodwill and other intangibles...     (705,671)     (709,054)
                                            -----------   -----------
       Total Tier I capital...............    2,225,168     2,243,153
 Tier II:                                   -----------   -----------
   Allowable portion of the reserve for
     possible credit losses...............      320,704       322,604
   Includable subordinated debt...........      270,695       270,695
   Mandatory convertible debt securities..      174,150       174,150
                                            -----------   -----------
       Total Tier II capital..............      765,549       767,449
                                            -----------   -----------
       Total risk-based capital...........  $ 2,990,717   $ 3,010,602
                                            ===========   ===========

 Risk-adjusted assets.....................  $25,473,496   $25,608,116
                                            ===========   ===========


                                  Regulatory   March 31    December 31
                                   Minimums      1995         1994
                                  ---------- ------------  -----------
 Tier I capital/risk-
   adjusted assets................   4.00%       8.74%         8.76%
 Total risk-based capital/
   risk-adjusted assets...........   8.00%      11.74%        11.76%
 Tier I capital/quarterly average
   total assets less deductible
   intangibles(leverage ratio)....   3.00%       6.56%         6.58%
                                   to 5.00%


     The decline in the Company's capital ratios at March 31, 1995, compared to December 31, 1994, was primarily attributable to purchases of First Fidelity Common Stock, the payment of dividends and a higher level of risk adjusted assets, partially offset by the retention of earnings. Regulatory capital, as defined, ignores the impact on equity of unrealized gains and losses associated with securities available for sale.








                                                              20 of 28

ASSET QUALITY

Non-Performing Assets
- ---------------------
     Non-performing assets include non-accruing loans, restructured loans and OREO, net of the OREO reserve. The following table presents non-performing asset and contractually past due but still accruing loan information at March 31, 1995, and December 31,1994(contractually past due but still accruing loan amounts are not included in non-performing loan or non-performing asset totals).

    (thousands)
    -----------                              March 31     December 31
                                               1995          1994
    Non-performing assets (a):               --------     -----------
      Non-accruing loans:
        Domestic:
          Real estate.....................   $ 86,902        $ 94,910
          Other...........................    100,201         109,155
        Foreign...........................     13,249          15,502
                                             --------        --------
            Total.........................    200,352         219,567
      Restructured loans..................      3,925          17,253
                                             --------        --------
        Total Non-Performing Loans........    204,277         236,820

      Other real estate owned ............     94,433          98,786
        Less reserve......................     (4,156)         (6,752)
                                             --------        --------
          Net.............................     90,277          92,034
                                             --------        --------
            Total Non-Performing Assets...   $294,554        $328,854
                                             ========        ========
      Contractually past due but still
        accruing loans (b):
          Consumer........................   $120,340        $128,284
          Other...........................      3,075           3,242
            Total Contractually Past Due     --------        --------
              But Still Accruing Loans....   $123,415        $131,526
                                             ========        ========

    Non-performing loans/loans (a)........      .85%            .99%
    Non-performing assets/loans
      and other real estate owned (a).....     1.22%           1.38%
    Reserve for possible credit losses/
      non-performing loans (a)............      285%            253%
    Reserve for possible credit losses/
      non-performing assets (a)...........      197%            182%
- -----------------
(a) Non-performing assets and non-performing loans exclude loans classified as contractually past due 90 days or more and still accruing, assets subject to FDIC loss-sharing provisions and assets classified as held for sale, which are included in other assets.

(b)  Accruing loans past due 90 days or more.



                                                              21 of 28

     The decline in total non-performing loans from December 31, 1994 to March 31, 1995 primarily reflected charge-offs and repayments resulting from continuing collection and workout efforts. In addition, the Company continued to experience a decreased volume of loans migrating to non-accrual status during the first quarter of 1995.

     Management's determination regarding the accrual of interest on loans that were 90 days or more past due but still accruing is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become non-performing assets and/or result in charge-offs in the future.

     The Company pursues an accelerated disposition approach for certain assets. Such assets (classified as "assets held for sale") decreased from $69.3 million at December 31, 1994 to $65.6 million at March 31, 1995. Assets held for sale are carried at the lower of adjusted cost or fair value.

     Management continues to focus on asset quality and its potential impact on the provision and the reserve for possible credit losses. The Company believes that it has responded appropriately to the current economic environment, and is prepared to forego transactions which do not meet its quality standards.

Provision and Reserve for Possible Credit Losses
- ------------------------------------------------
     The following table provides detailed information pertaining to the Company's provision and reserve for possible credit losses and charge-off experience.
                                                  Three Months Ended
                                                       March 31
                                                 -------------------
   (thousands)                                     1995       1994
   -----------                                   --------   --------
   Balance at beginning of period..............  $599,333   $602,183
   Provision...................................    10,000     24,000
                                                 --------   --------
     Total.....................................   609,333    626,183
                                                 --------   --------
   Charge-offs.................................  ( 36,806)   (41,531)
   Recoveries..................................     8,428      9,859
                                                 --------   --------
     Net charge-offs...........................   (28,378)   (31,672)
                                                 --------   --------
   Acquired reserves...........................       440      2,845
                                                 --------   --------
   Balance at end of period....................  $581,395   $597,356
                                                 ========   ========


     At March 31, 1995, the reserve for possible credit losses was 2.41% of total loans, compared to 2.52% of total loans at December 31, 1994.




                                                              22 of 28

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

     Net charge-offs were $28.4 million in the first quarter of 1995, compared to $31.7 million in the first quarter of 1994. In the first quarter of 1995 and 1994, respectively, net charge-offs included $12.5 million and $19.4 million related to commercial borrowers, $4.4 million and $2.9 million in commercial real estate-related credits and $11.5 million and $9.4 million of consumer credits.

OREO Reserve
- ------------
     The following table presents information regarding the Company's provision and reserve for OREO:
                                                   Three Months Ended
                                                        March 31
                                                   ------------------
   (thousands)                                      1995       1994
   -----------                                     -------    -------
   Balance at beginning of period................  $ 6,752    $ 6,622
   Provision.....................................        -      3,250
   Acquired reserves.............................        -        456
   Charge-offs and write-downs...................   (2,596)    (3,937)
                                                   -------    -------
   Balance at end of period......................  $ 4,156    $ 6,391
                                                   =======    =======

     The OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of OREO properties between periodic evaluations, and for estimated selling costs.















                                                              23 of 28

Part II - Other Information
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     First Fidelity's Annual Meeting of Shareholders was held on April
18, 1995.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     With respect to management's nominees, voting was as follows:
Louis E. Azzato, For - 68,176,619, Against - 340,724; Edward E. Barr, For - 68,184,928, Against - 332,415; Roland K. Bullard, II, For - 68,183,119, Against - 334,224; Lee A. Butz, For - 68,171,486, Against
- - 345,857; Frank M. Henry, For - 68,172,270, Against - 345,073; Juan
Rodriguez Inciarte, For - 68,161,341, Against - 356,002; Rocco J. Marano, For - 68,172,742, Against - 344,601; Donald C. Parcells, For - 68,177,668, Against - 339,675; Robert M. Scott, For - 68,182,839,
Against - 334,504; and Sefton Stallard, For - 68,178,450, Against - 338,893. There were no abstentions or broker non-votes in connection with election of director nominees.

     Proxies also were solicited at the annual meeting for ratification of KPMG Peat Marwick LLP as independent auditors of the Company. The proposal was adopted, with 68,094,752 shares voting For, 215,182 shares voting Against, and 205,439 shares Abstaining
(including 0 broker non-votes).

     In addition, a shareholder proposal, which management opposed, requesting the Company's Board of Directors to take certain actions with respect to the nomination of Directors, was defeated, with 3,623,037 shares voting For, 59,031,963 shares voting Against, and 2,169,953 shares Abstaining, (including 3,692,390 broker non-votes).

     Also, a shareholder proposal, which management opposed, requesting the Company's Board of Directors to take certain actions with respect to limiting and reducing executive officer and Director compensation, was defeated, with 3,753,267 shares voting For, 59,876,695 shares voting Against, and 1,194,991 shares Abstaining, (including 3,692,390 broker non-votes).















                                                              24 of 28

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits as required by Item 601 of Regulation S-K.

        (11)   Statement regarding computation of per share earnings.

        (27)   Financial Data Schedule.

        (29) Letter from the Company's independent accountants referred to in Paragraph (d) of Rule 10-01 of Regulation S-X.


    (b)  Reports on Form 8-K filed during the first quarter:

          None.










































                                                              25 of 28

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST FIDELITY BANCORPORATION






Wolfgang Schoellkopf
Vice Chairman
Chief Financial Officer
Date:  May 12, 1995






Anthony R. Burriesci
Executive Vice President
Corporate Controller
Date:  May 12, 1995