Form 10-Q
period 1995-06-30
FIRST FIDELITY BANCORPORATION /NJ/
filed 1995-08-14
CIK 823870

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q
(Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended             June 30, 1995
                               ---------------------------------------
                                  or
[ ]            Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from                   to
                              ------------------    ------------------
Commission File Number:                     1-9839
                       -----------------------------------------------

                     FIRST FIDELITY BANCORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         New Jersey                                22-2826775
----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


550 Broad Street                      123 South Broad Street
Newark, New Jersey 07102              Philadelphia, Pennsylvania 19109
----------------------------------------------------------------------
              (Address of principal executive offices)


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
                                                     [X] Yes    [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at July 31, 1995
-----------------------------          -------------------------------
Common Stock, $1.00 Par Value                  80,130,115 Shares


                                                                    2 of 36
                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Three Months Ended
                                                            June 30
                                                      --------------------
                                                        1995        1994
                                                      --------    --------
INTEREST INCOME
  Interest and fees on loans......................... $474,282    $403,509
  Interest on federal funds sold and securities
    purchased under agreements to resell.............      711         372
  Interest and dividends on securities:
    Taxable interest income..........................   93,629      97,481
    Tax-exempt interest income.......................    8,483       9,898
    Dividends........................................      985       1,422
  Interest on bank deposits..........................      565       7,322
  Interest on trading account securities.............    1,350       1,846
                                                      --------    --------
      Total Interest Income..........................  580,005     521,850
                                                      --------    --------
INTEREST EXPENSE
  Interest on:
    Deposits.........................................  195,630     144,154
    Short-term borrowings............................   28,249      13,577
    Long-term debt...................................   14,111      12,682
                                                      --------    --------
      Total Interest Expense.........................  237,990     170,413
                                                      --------    --------
        Net Interest Income..........................  342,015     351,437

Provision for possible credit losses.................   10,000      20,000
                                                      --------    --------
  Net Interest Income after Provision
    for Possible Credit Losses.......................  332,015     331,437
                                                      --------    --------
NON-INTEREST INCOME
  Trust income.......................................   27,513      27,628
  Service charges on deposit accounts................   36,503      36,621
  Other service charges, commissions and fees........   26,821      20,816
  Trading revenue....................................    2,158         984
  Net securities transactions........................    6,970       4,726
  Other income.......................................   11,944       5,806
                                                      --------    --------
    Total Non-Interest Income........................  111,909      96,581
                                                      --------    --------
NON-INTEREST EXPENSE
  Salaries and benefits expense......................  123,664     118,883
  Occupancy expense..................................   28,891      28,443
  Equipment expense..................................   11,268      10,295
  Other expenses.....................................  101,430     103,841
                                                      --------    --------
    Total Non-Interest Expense.......................  265,253     261,462
                                                      --------    --------

                                                                    3 of 36

Income before income taxes...........................  178,671     166,556
Income taxes.........................................   63,413      54,963
                                                      --------    --------
Net Income...........................................  115,258     111,593
Dividends on Preferred Stock.........................    5,113       5,146
                                                      --------    --------
Net Income Applicable to Common Stock................ $110,145    $106,447
                                                      ========    ========
Per common share:
  Net income:
    Primary..........................................    $1.37       $1.29
    Fully diluted....................................     1.34        1.27


See accompanying notes to consolidated financial statements.












































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    4 of 36
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                   Six Months Ended
                                                            June 30
                                                     ---------------------
                                                        1995        1994
                                                     ---------   ---------
INTEREST INCOME
  Interest and fees on loans........................  $932,314    $797,655
  Interest on federal funds sold and securities
    purchased under agreements to resell............     1,062         490
  Interest and dividends on securities:
    Taxable interest income.........................   198,634     194,196
    Tax-exempt interest income......................    17,261      20,407
    Dividends.......................................     2,171       2,617
  Interest on bank deposits.........................     1,095      17,681
  Interest on trading account securities............     2,574       3,421
                                                     ---------   ---------
      Total Interest Income......................... 1,155,111   1,036,467
                                                     ---------   ---------
INTEREST EXPENSE
  Interest on:
    Deposits........................................   379,910     287,261
    Short-term borrowings...........................    55,840      24,057
    Long-term debt..................................    29,580      23,515
                                                     ---------   ---------
      Total Interest Expense........................   465,330     334,833
                                                     ---------   ---------
        Net Interest Income.........................   689,781     701,634

Provision for possible credit losses................    20,000      44,000
                                                     ---------   ---------
  Net Interest Income after Provision
    for Possible Credit Losses......................   669,781     657,634
                                                     ---------   ---------
NON-INTEREST INCOME
  Trust income......................................    53,882      54,891
  Service charges on deposit accounts...............    72,222      73,905
  Other service charges, commissions and fees.......    52,141      40,686
  Trading revenue...................................     5,065       4,635
  Net securities transactions.......................    14,043       8,808
  Other income......................................    23,901      13,040
                                                     ---------   ---------
    Total Non-Interest Income.......................   221,254     195,965
                                                     ---------   ---------
NON-INTEREST EXPENSE
  Salaries and benefits expense.....................   249,880     241,022
  Occupancy expense.................................    58,636      60,377
  Equipment expense.................................    22,469      21,223
  Other expenses....................................   206,108     202,419
                                                     ---------   ---------
    Total Non-Interest Expense......................   537,093     525,041
                                                     ---------   ---------








                                                                    5 of 36

Income before income taxes..........................   353,942     328,558
Income taxes........................................   125,749     108,099
                                                     ---------   ---------

Net Income..........................................   228,193     220,459
Dividends on Preferred Stock........................    10,321      10,277
                                                     ---------   ---------
Net Income Applicable to Common Stock...............  $217,872    $210,182
                                                     =========   =========
Per common share:
  Net income:
    Primary.........................................     $2.69       $2.54
    Fully diluted...................................      2.62        2.49


See accompanying notes to consolidated financial statements.










































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    6 of 36
CONSOLIDATED STATEMENTS OF CONDITION

                                                      June 30      December 31
                                                       1995           1994
(thousands)                                         (unaudited)
                                                    -----------    -----------
ASSETS
Cash and due from banks............................  $1,750,833     $2,082,002
Interest-bearing time deposits.....................     455,033         35,567
Securities held to maturity........................   3,877,896      4,186,860
  (market value of $3,879,660 at June 30, 1995
  and $4,049,457 at December 31, 1994)
Securities available for sale, at market value.....   2,409,976      3,781,163
Trading account securities, at market value........     100,529        110,494
Federal funds sold and securities purchased under
  agreements to resell.............................     703,375         50,675
Loans, net of unearned income......................  23,999,147     23,801,241
  Less: Reserve for possible credit losses.........    (565,450)      (599,333)
                                                    -----------    -----------
    Net loans......................................  23,433,697     23,201,908
Premises and equipment.............................     428,328        437,677
Customers' acceptance liability....................     160,374        215,556
Other assets.......................................   2,041,740      2,113,794
                                                    -----------    -----------
      Total Assets................................. $35,361,781    $36,215,696
                                                    ===========    ===========
LIABILITIES
Deposits in domestic offices:
  Demand deposits..................................  $5,195,045     $5,393,749
  Savings/NOW deposits.............................   8,831,105      9,271,335
  Money market deposit accounts....................   3,919,395      4,257,135
  Other consumer time deposits.....................   9,467,150      8,858,443
  Corporate certificates of deposit................     381,616        393,058
Deposits in overseas offices.......................   1,024,612        733,132
                                                    -----------    -----------
    Total Deposits.................................  28,818,923     28,906,852
Short-term borrowings..............................   2,020,966      2,716,922
Acceptances outstanding............................     161,355        218,625
Other liabilities..................................     744,470        682,699
Long-term debt.....................................     676,750        813,623
                                                    -----------    -----------
      Total Liabilities............................  32,422,464     33,338,721


















                                                                    7 of 36
STOCKHOLDERS' EQUITY
Preferred stock....................................     219,219        229,707
Common stock ($1.00 par)
  Authorized: 150,000,000 shares
  Issued: 81,998,930 shares at June 30, 1995 and
    82,003,121 shares at December 31, 1994.........      81,999         82,003
Surplus............................................   1,255,143      1,256,020
Retained earnings..................................   1,556,804      1,430,149
Net unrealized losses--securities
  available for sale...............................      (8,494)       (75,232)
Less treasury stock, at cost: 3,345,884 shares at
  June 30, 1995 and 1,020,282 shares
    at December 31, 1994...........................    (165,354)       (45,672)
                                                    -----------    -----------
      Total Common Stockholders' Equity............   2,720,098      2,647,268
                                                    -----------    -----------
      Total Stockholders' Equity...................   2,939,317      2,876,975
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity... $35,361,781    $36,215,696
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.





































                                                                    8 of 36
FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(thousands)

                                                         Six Months Ended
                                                             June 30
                                                      ----------------------
                                                         1995        1994
                                                      ----------  ----------

Balance, January 1..................................  $2,876,975  $2,738,428
  Net income........................................     228,193     220,459
  Common Stock issued:
    Private placement--Santander exercise
      of warrants...................................        -        121,189
    Stock options and dividend reinvestment plan....      13,744      13,114
    Other...........................................        -          1,567
  Purchases of treasury stock.......................    (155,699)   (144,634)
  Dividends on Common Stock.........................     (80,313)    (67,118)
  Dividends on Preferred Stock......................     (10,321)    (10,277)
  Net unrealized gains (losses)-- securities
    available for sale..............................      66,738     (55,624)
  Other.............................................        -          3,200
                                                      ----------  ----------
Balance, June 30....................................  $2,939,317  $2,820,304
                                                      ==========  ==========


































                                                                    9 of 36
FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)         Six Months Ended
                                                              June 30
                                                      -------------------------
(thousands)                                               1995          1994
                                                      -----------   -----------
Cash flows from operating activities:
  Net income.........................................   $228,193      $220,459
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     20,000        44,000
  Depreciation, amortization and accretion...........     39,837        36,363
  Deferred income tax provision......................     26,858        27,524
  Gain on sale of assets.............................    (16,950)       (6,828)
  Net securities transactions (gains)................    (14,043)       (8,808)
  Proceeds from sales of trading account
    securities.......................................  5,081,262     5,084,239
  Purchases of trading account securities............ (5,066,232)   (5,092,353)
  Decrease (increase) in accrued interest receivable.      3,925        (3,081)
  Increase in accrued interest payable...............     40,645        42,066
  Change in current taxes payable....................     13,965        35,621
  Other, net.........................................     98,209       127,329
                                                      ----------    ----------
      Net cash provided by operating activities......    455,669       506,531

Cash flows from investing activities:
  Proceeds from maturities of securities
    held to maturity.................................    736,264     1,439,318
  Purchases of securities held to maturity...........   (501,122)     (936,070)
  Proceeds from sales of securities available
    for sale.........................................  1,621,565       497,067
  Proceeds from maturities of securities
    available for sale...............................    197,910       408,296
  Purchases of securities available for sale.........   (247,134)   (1,396,346)
  Net (disbursements) from lending activities........   (217,335)     (129,033)
  Purchases of premises and equipment................    (26,952)      (31,043)
  Proceeds from sales of premises and equipment......      1,621         6,378
  Net change in acceptances..........................     (2,088)       (5,600)
  Net cash on acquisitions...........................    943,182        49,454
                                                      ----------    ----------
      Net cash provided by/(used in)
        investing activities.........................  2,505,911       (97,579)

Cash flows from financing activities:
  Change in demand, savings/NOW, and money market
    deposits......................................... (1,432,538)     (546,401)
  Change in corporate certificates of deposit and
    deposits in overseas offices.....................    280,038        (6,880)
  Change in other consumer time deposits.............      2,543      (469,920)
  Change in short-term borrowings....................   (695,956)      442,503
  Issuance of long-term debt.........................       -          200,000
  Payments on long-term debt.........................   (136,873)         (181)
  Purchases of treasury stock........................   (155,699)     (144,634)
  Issuance of common stock...........................     13,744       134,303
  Dividends paid.....................................    (95,842)      (77,380)
                                                      ----------    ----------
      Net cash (used in) financing activities........ (2,220,583)     (468,590)
                                                      ----------    ----------


                                                                   10 of 36

      Net change in cash and cash equivalents........    740,997       (59,638)
      Cash and cash equivalents at beginning
        of period (A)................................  2,168,244     2,826,039
                                                      ----------    ----------
      Cash and cash equivalents at end
        of period (A)................................ $2,909,241    $2,766,401
                                                      ==========    ==========

Supplemental disclosures:
  Total amount of interest paid for the period.......   $424,685      $292,767
                                                      ==========    ==========
  Total amount of income taxes paid for
    the period.......................................    $81,535       $99,196
                                                      ==========    ==========
  Total amount of loans transferred to OREO..........    $17,668       $23,194
                                                      ==========    ==========


(A) Reconciliation:                     June 30               December 31
                                 ----------------------  ----------------------
                                    1995        1994        1994        1993
                                 ----------  ----------  ----------  ----------
Cash and due from banks......... $1,750,833  $1,765,962  $2,082,002  $1,831,270
Interest-bearing time deposits..    455,033     441,899      35,567     979,769
Federal funds sold and
  securities purchased under
  agreements to resell..........    703,375     558,540      50,675      15,000
                                 ----------  ----------  ----------  ----------
Total cash and cash
  equivalents................... $2,909,241  $2,766,401  $2,168,244  $2,826,039
                                 ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.


























                                                              11 of 36
         SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 1995 and June 30, 1994 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with First Fidelity Bancorporation's ("First Fidelity" or "the Company" herein) 1994 Annual Report on Form 10-K.

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

(3) As previously reported, effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Under SFAS 114 and SFAS 118, impaired loans must be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent.

Item 2
------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1994 Annual Report on Form 10-K. Results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of results to be attained for any other period.

Summary
-------
     First Fidelity recorded net income of $115.3 million, or $1.37 per common share on a primary basis and $1.34 per common share on a fully-diluted basis, for the second quarter of 1995. These results compare to net income of $111.6 million or $1.29 per common share on a primary basis and $1.27 per common share on a fully-diluted basis for the second quarter of 1994.

                                                              12 of 36

     The earnings increase for the current quarter, compared to the second quarter of 1994, resulted from an increase in non-interest income and a lower provision for possible credit losses, partially offset by a decline in net interest income, an increased provision for income taxes, and a slight increase in non-interest expenses, attributable to recent acquisitions. Total non-performing assets decreased 35%, to $276.1 million at June 30, 1995, from $421.6 million at June 30, 1994.

     Return on average stockholders' equity for the current quarter was 16.17% compared to 16.24% for the second quarter of last year. Return on average assets was 1.36% in the current quarter compared to 1.35% for the same period of 1994.

     On June 19, 1995, First Fidelity and First Union Corporation ("First Union") announced that they had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, First Fidelity would merge into a wholly-owned subsidiary of First Union (the "Merger"). Upon consummation of the Merger, (i) each outstanding share of First Fidelity Common Stock will be converted into the right to receive 1.35 shares of First Union Common Stock (the "Exchange Ratio"), (ii) each outstanding share of the three currently outstanding series of First Fidelity preferred stock will be converted into one share of one of three corresponding new series of First Union Class A Preferred Stock having substantially identical terms as the corresponding series of First Fidelity preferred stock and (iii) each outstanding First Fidelity depositary share, each representing a 1/40th interest in a share of First Fidelity Series F 10.64% Preferred Stock, will be converted into one First Union depositary share representing a comparable interest in the corresponding new series of First Union Class A Preferred Stock. As further described in the Merger Agreement, the Board of Directors of First Fidelity has the right to terminate the Merger Agreement in the event that the average price of First Union Common Stock during a ten-day valuation period ending on the date of approval of the Merger by the Board of Governors of the Federal Reserve System is below $34.22 or, in certain circumstances, is below $40.48, unless First Union elects to increase the Exchange Ratio as provided in the Merger Agreement.

     The Merger will be accounted for as a pooling of interests under generally accepted accounting principles, and currently is expected to be consummated by January 1, 1996, subject to certain conditions, including obtaining the requisite approvals of First Fidelity's and First Union's shareholders and appropriate regulatory authorities.

     On June 23, 1995, the Company completed its acquisition of the 24 Maryland branches and $1 billion in deposits of Household Bank, FSB, ("Household") for $76 million in cash. The Household acquisition resulted in an increase in liquidity and is expected to have an additive effect on First Fidelity's earnings per share in 1995, assuming the absence of significant adverse economic conditions.

     First Fidelity is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and

                                                              13 of 36

future acquisitions can be expected. Pursuant to the terms of the Merger Agreement, pending consummation of the Merger, First Fidelity is permitted, without First Union's written consent, to make acquisitions in which the purchase price is cash and does not exceed $150 million in any one case. Any acquisitions may involve the payment of a premium over book and market values, and therefore some dilution of First Fidelity's book value and net income per common share may occur in connection with any future transactions.

     On August 8, 1995, the Federal Deposit Insurance Corporation ("FDIC") amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 basis points in replacement of the existing schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). The FDIC has maintained the current assessment rate schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Savings Association Insurance Fund ("SAIF"). The new BIF schedule will become effective on the first day of the month after the month in which the BIF reaches its "designated reserve ratio" of 1.25%, which the FDIC has estimated occurred sometime in the second quarter of 1995. Assessments collected at the previous assessment schedule that exceed the amount due under the new schedule will be refunded, with interest, from the effective date of the new schedule. As of June 30, 1995, the Company had a BIF assessment base of approximately $23.6 billion and a SAIF assessment base of approximately $3.5 billion. Various legislative proposals regarding the future of the BIF and the SAIF have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits and a subsequent comparable and reduced level of annual premiums for SAIF and BIF deposits. The Company does not know when or if any such proposal, or any other related proposal, may be adopted.

Capital Markets:

     Pursuant to the Company's previously authorized open market repurchase program, entering 1995, the Company had authority to repurchase approximately 2.7 million shares (exclusive of shares to be acquired to fund certain benefit plans) of its Common Stock during 1995. Through June 30, 1995 and pursuant to such repurchase program, First Fidelity purchased 2.6 million shares of its Common Stock (at an average exercise price of $50.73 per share). On July 20, 1995, the Board authorized the purchase of an additional 2.0 million shares of the Company's Common Stock.

     In connection with the Merger, First Union and/or First Fidelity may purchase up to 7.4 million shares of First Union Common Stock, and, to the extent that less than 7.4 million of such shares are purchased, First Union and/or First Fidelity may purchase a proportionate number of shares of First Fidelity Common Stock (i.e., up to 5.5 million shares). As of August 7, 1995, First Union had purchased 2,730,000 shares of First Fidelity Common Stock and 250,000 shares of First Fidelity Series B Convertible Preferred Stock.





RESULTS OF OPERATIONS                                         14 of 36

Net Interest Income
-------------------
     The following table reflects the significant components of net interest income for the three and six month periods ended June 30, 1995 and 1994.





















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   15 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended June 30, 1995
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,428,832  $120,309    7.40%
    Installment.................................   6,818,067   147,219    8.66
    Mortgage....................................  10,214,453   206,600    8.09
  Loans in overseas offices.....................     128,313     2,436    7.61
                                                 -----------  --------
      Total Loans...............................  23,589,665   476,564    8.06
  Taxable mortgage-backed securities (3)........   4,114,938    63,889    6.21
  Other taxable securities......................   2,068,153    30,735    5.94
  Tax-exempt securities.........................     483,283    12,355   10.23
  Time deposits with banks......................      35,111       565    6.36
  Federal funds sold and securities
    purchased under agreements to resell........      44,551       711    6.31
  Trading account...............................      89,717     1,475    6.58
                                                 -----------  --------
        Total Earning Assets....................  30,425,418   586,294    7.69
Reserve for possible credit losses..............    (585,627)
Cash and due from banks.........................   1,687,287
Other assets....................................   2,580,219
                                                 -----------
          Total Assets.......................... $34,107,297
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $4,969,580
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   8,740,464    44,704    2.05
  Money market deposit accounts.................   3,836,503    30,789    3.22
  Other consumer time deposits..................   8,985,111   104,298    4.66
  Corporate certificates of deposit.............     396,182     5,733    5.80
  Deposits in overseas offices..................     691,064    10,106    5.79
  Short-term borrowings.........................   1,983,129    28,249    5.64
  Long-term debt................................     757,986    14,111    7.45
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  25,390,439   237,990    3.75
Other liabilities...............................     888,320
Preferred stockholders' equity..................     226,299
Common stockholders' equity.....................   2,632,659
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $34,107,297   237,990
                                                 ===========  --------
Net interest income/spread......................              $348,304    3.94
                                                              ========
Net interest margin.............................                          4.56

Tax equivalent adjustment.......................                $6,289
                                                              ========





                                                                   16 of 36

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   17 of 36
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





                                                                   18 of 36

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   19 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Six months ended June 30, 1995
                                                              Interest  Average
                                                  Average     Income/  Interest
ASSETS                                            Balance     Expense    Rate
Earning Assets (2)                              -----------  ---------  -------
  Loans in domestic offices
    Commercial.................................  $6,204,714   $235,840    7.56%
    Installment................................   6,822,337    290,745    8.59
    Mortgage...................................  10,206,434    405,629    7.95
  Loans in overseas offices....................     124,128      4,656    7.56
                                                -----------  ---------
      Total Loans..............................  23,357,613    936,870    8.03
  Taxable mortgage-backed securities (3).......   4,198,755    128,600    6.13
  Other taxable securities.....................   2,446,073     72,310    5.91
  Tax-exempt securities........................     497,554     25,201   10.13
  Time deposits with banks.....................      35,539      1,095    6.13
  Federal funds sold and securities
    purchased under agreements to resell.......      33,960      1,062    6.22
  Trading account..............................      85,780      2,853    6.65
                                                -----------  ---------
        Total Earning Assets...................  30,655,274  1,167,991    7.63
Reserve for possible credit losses.............    (594,547)
Cash and due from banks........................   1,709,858
Other assets...................................   2,605,945
                                                -----------
          Total Assets......................... $34,376,530
                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits................................  $5,043,621
                                                -----------
Interest-bearing Liabilities
  Savings/NOW deposits.........................   8,844,299     90,645    2.07
  Money market deposit accounts................   3,966,712     61,595    3.13
  Other consumer time deposits.................   8,944,918    198,377    4.47
  Corporate certificates of deposit............     392,304     11,265    5.79
  Deposits in overseas offices.................     630,624     18,028    5.69
  Short-term borrowings........................   2,013,942     55,840    5.51
  Long-term debt...............................     785,649     29,580    7.53
                                                -----------  ---------
    Total Interest-bearing Liabilities.........  25,578,448    465,330    3.66
Other liabilities..............................     894,443
Preferred stockholders' equity.................     227,771
Common stockholders' equity....................   2,632,247
                                                -----------  ---------
      Total Liabilities and
        Stockholders' Equity................... $34,376,530    465,330
                                                ===========  ---------
Net interest income/spread.....................               $702,661    3.97
                                                             =========
Net interest margin............................                           4.58
Tax equivalent adjustment......................                $12,880
                                                             =========





                                                                   20 of 36

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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   21 of 36
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





                                                                   22 of 36

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


















































                                                              23 of 36

     Taxable-equivalent net interest income for the second quarter of 1995 was $348.3 million, compared to $358.8 million for the second quarter of 1994. The decrease was primarily attributable to a decline in the net interest margin from 4.78% to 4.56%, partially offset by a higher level of average earning assets. The net interest margin decline was attributable to changes in the deposit mix and the composition of the loan portfolio, and a reduced spread on fixed-rate assets as interest rates rose. Other factors contributing to lower net interest income were cash payments for acquisitions, the Company's Common Stock repurchase program, and company-owned life insurance, combined with the outsourcing of official checks. The increase in average earning assets was largely due to growth in the mortgage and auto lease portfolios, partially offset by decreases in the "securities available for sale" portfolio, which resulted from the sale of certain U.S. government securities. Average total loans increased $2.3 billion, average total securities decreased $1.2 billion and average time deposits with banks declined $532.5 million. Average deposits in overseas offices increased $462.4 million, primarily due to an increase in short-term eurodollar placements. Average core deposits (demand deposits, savings and NOW accounts, money market deposits and other consumer time deposits) decreased $294.6 million, while average short-term borrowings increased $483.2 million in the second quarter of 1995, compared to the same period of 1994.

     For the six months ended June 30, 1995, taxable equivalent net interest income was $702.7 million, compared to $716.3 million for the first six months of 1994. The decrease was attributable to the same factors as noted above. The net interest margin declined 20 basis points from 4.78% in the first half of 1994 to 4.58% in the first half of 1995, due to the factors noted above.

Non-Interest Income
-------------------
     Non-interest income increased $15.3 million, or 16%, for the second quarter of 1995, compared to the same quarter of 1994. Trust income and service charges on deposits remained relatively flat. Other service charges, commissions and fees were up $6.0 million, or 29%, primarily as a result of increased revenues from credit card services, mortgage servicing fees from the Company's mortgage banking activities, the outsourcing of official checks and higher commission income earned on branch-based annuity and mutual fund sales. Other income increased $6.1 million, primarily due to income from corporate owned life insurance and net gains on the sale of various assets.

     For the six months ended June 30, 1995, non-interest income was $221.3 million compared to $196.0 million for the six months ended June 30, 1994. Trust income decreased $1.0 million, or 2%, primarily as a result of declines in corporate and personal trust income. Service charges on deposit accounts declined $1.7 million, or 2%, in the first half of 1995 compared to the first half of 1994. An increase in customers' average deposit balances, largely resulting from the introduction of a new relationship banking product in April, 1994, and an increase in commercial customers' compensating balances had the effect of reducing service charges. Other service charges, commissions and fees increased to $52.1 million in the first half of 1995 from $40.7 million for the same period in 1994, generally due to the same factors as for the three months ended June 30, 1995. Other

                                                              24 of 36

income increased $10.9 million, primarily due to net gains on the sale of various assets and income associated with corporate owned life insurance.

Non-Interest Expense
--------------------
     Total non-interest expense increased $3.8 million, or 1%, in the second quarter of 1995 compared to the same quarter in 1994. Salaries and benefits expense increased $4.8 million, or 4%, due to staff additions associated with acquisitions. Occupancy expense and equipment expense increased by $.4 million and $1.0 million, respectively, primarily as a result of recent acquisitions. Other expenses decreased $2.4 million, or 2%, from the prior year's second quarter, reflecting the net effect of the following factors: amortization of intangibles increased by $4.0 million, due primarily to the Baltimore Bancorp acquisition; external check-processing charges increased $3.1 million, and expenses related to other real estate owned ("OREO") declined $3.7 million from the 1994 second quarter, as the level of OREO declined. Declines in numerous other expenses, each individually less than $1 million, resulted in an aggregate $5.8 million reduction in other expenses (contributing to the overall $2.4 million decrease in other expenses).

     Total non-interest expense for the six months ended June 30, 1995 was $537.1 million, compared to $525.0 million for the six months ended June 30, 1994. Salaries and benefits expense for the first half of 1995 was $249.9 million, compared to $241.0 million. The $8.9 million, or 4%, increase was primarily due to acquisitions. Occupancy expense decreased $1.7 million, or 3%, compared to the first half of 1994, due primarily to expenses related to severe weather conditions which occurred during the first quarter of 1994, partially offset by the effect of recent acquisitions. Equipment expense increased $1.2 million, or 6%, primarily as a result of recent acquisitions. Other expenses increased by $3.7 million, or 2%, generally due to the same factors as for the three months ended June 30, 1995, and due to the impact of $2.2 million of non-recurring expenses related to the Company's productivity program, which occurred during the first half of 1995.

     At the beginning of the year, First Fidelity launched a Company-wide productivity program, to reduce expenses and increase efficiency, including rationalization of work flow and paperwork, and reductions in staff. At June 30, 1995, full-time equivalent staff approximated 12,000, excluding the Household staff, compared to approximately 13,100 at year-end 1994. In addition, the Company is reviewing the size and composition of its branch network, with the goal of optimizing customer convenience while maximizing the network's cost-effectiveness. As a result, excluding the 24 newly acquired Household branches, at June 30, 1995 the Company had 676 branches compared to 710 branches at December 31, 1994.

Income Taxes
------------
     Income taxes increased to $63.4 million in the second quarter of 1995, from $55.0 million in the second quarter of 1994. Income taxes for the six months ended June 30, 1995 increased to $125.7 million from $108.1 million for the six months ended June 30, 1994. The effective tax rates for the three months ended June 30, 1995 and 1994
                                                              25 of 36

were 35.5% and 33.0%, respectively. The effective tax rates for the six months ended June 30, 1995 and June 30, 1994 were 35.5% and 32.9%, respectively. For the three and six month periods ended June 30, 1995, the increase over the corresponding periods in 1994 was attributable to a higher level of pre-tax income, an increase in state income taxes and a lower level of tax-exempt income.

                          FINANCIAL CONDITION
Liquidity and Funding
---------------------
     First Fidelity manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the parent and subsidiary companies are met in a cost-efficient manner.

     The Company's total assets decreased by $853.9 million, from $36.2 billion at December 31, 1994 to $35.4 billion at June 30, 1995. The decline in total assets was primarily attributable to sales and maturities of securities (primarily sales of U.S. Government securities), combined with a decrease in cash and due from banks, partially offset by increases in federal funds sold and securities purchased under agreements to resell, interest bearing time deposits and certain consumer loans. Deposits and short-term borrowings are the Company's primary funding sources. The Company experienced a slight net decline in core deposits during the first six months of 1995. The core deposits to total loans ratio was 114% at June 30, 1995, compared to 117% at December 31, 1994. Short-term borrowing needs declined at June 30, 1995, compared to December 31, 1994. On May 25, 1995, the Company redeemed (at maturity) $136.8 million of long-term debt consisting of 9 3/4% subordinated notes.

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

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At June 30, 1995, cash and cash equivalents totaled $2.9 billion, an increase of $741.0 million from December 31, 1994. Financing activities absorbed $2.2 billion in cash and cash equivalents. This was primarily due to: a decline in core deposits; a reduction in short-term borrowings; First Fidelity's purchase of its own Common Stock; repayment of long-term debt; and the payment of dividends. Cash and cash equivalents of $2.5 billion were provided by investing activities, including cash proceeds of $2.6 billion received from sales and maturities of securities, and net cash received through acquisitions of $943.2 million, partially offset by purchases of securities of $748.3 million. Operating activities provided $455.7 million in cash and cash equivalents for the first half of 1995.

     As part of management's objective of maintaining essentially neutral interest rate sensitivity, the Company employed for hedging purposes $6.0 billion (notional amount) of interest rate swaps at June
                                                              26 of 36

30, 1995, compared to $5.0 billion (notional amount) at December 31, 1994. Due to the natural maturity gap structure of First Fidelity's core balance sheet items, the Company generally structures its interest rate swap and futures contracts such that it receives a fixed interest rate and pays a floating interest rate. Through this process, management strives to maintain the Company's net interest income at targeted levels, given reasonable changes in interest rates (i.e.; plus or minus 200 basis points over a one year period).

     The market value of the Company's derivative positions represents the amount which First Fidelity would pay or receive in exchange for the termination of such contracts. At June 30, 1995, the Company would have had to pay $12.3 million to terminate all of its interest rate swaps (First Fidelity would have paid $39.7 million associated with indexed amortizing swaps and would have received $27.4 million related to all other swaps), compared with $205.2 million (of which $146.4 million related to indexed amortizing swaps) at December 31, 1994.

     On a stand-alone basis, interest rate swaps and futures positions had the effect of reducing net interest income in the first six months of 1995 by $8.3 million, compared to $61.5 million of net interest income provided by such instruments during the first half of 1994. Should interest rates remain flat or increase, interest rate swaps will have a negative impact on net interest income and net interest margin for the remainder of 1995.

Capital
-------
     The Federal Reserve Board (the "FRB") measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%, Total Risk-Based Ratio, 10.0% and Tier I Leverage Ratio, 5.0%. At June 30, 1995 and December 31, 1994, the Company and all of its subsidiary banks reported capital ratios in excess of these "well capitalized" standards.

















                                                              27 of 36

     The following table provides detailed information pertaining to the Company's risk-based capital position at June 30, 1995 and December 31, 1994, calculated using the FRB guidelines.

                                              June 30     December 31
 (thousands)                                    1995         1994
 -----------                                -----------   -----------
 Tier I:
   Common stockholders' equity............  $ 2,720,098   $ 2,647,268
   Net unrealized losses--
     securities available for sale........        8,494        75,232
   Qualifying perpetual
     preferred stock......................      219,219       229,707
   Less: goodwill and other intangibles...     (785,455)     (709,054)
                                            -----------   -----------
       Total Tier I capital...............    2,162,356     2,243,153
 Tier II:                                   -----------   -----------
   Allowable portion of the reserve for
     possible credit losses...............      321,962       322,604
   Includable subordinated debt...........      270,695       270,695
   Mandatory convertible debt securities..      174,150       174,150
                                            -----------   -----------
       Total Tier II capital..............      766,807       767,449
                                            -----------   -----------
       Total risk-based capital...........  $ 2,929,163   $ 3,010,602
                                            ===========   ===========

 Risk-adjusted assets.....................  $25,592,452   $25,608,116
                                            ===========   ===========

                                  Regulatory   June 30     December 31
                                   Minimums      1995         1994
                                  ---------- ------------  -----------
 Tier I capital/risk-
   adjusted assets................   4.00%       8.45%         8.76%
 Total risk-based capital/
   risk-adjusted assets...........   8.00%      11.45%        11.76%
 Tier I capital/quarterly average
   total assets less deductible
   intangibles(leverage ratio)....   3.00%       6.49%         6.58%
                                   to 5.00%

     The decline in the Company's capital ratios at June 30, 1995, compared to December 31, 1994, was primarily attributable to purchases of its Common Stock, the payment of dividends and additional goodwill related to the Household acquisition, partially offset by the retention of earnings. Regulatory capital, as defined, is calculated without considering the impact on equity of unrealized gains and losses associated with securities available for sale.

ASSET QUALITY

     During the first half of 1995, asset quality continued to improve. Non-accruing assets (defined as non-performing assets, plus assets held for sale, which are assets carried at the lower of adjusted cost or fair value and subject to an accelerated disposition approach) were $310.3 million at June 30, 1995, compared with $360.2 million at the end of the first quarter and $398.2 million at December
                                                              28 of 36

31, 1994. The $49.9 million decline from March 31, 1995 included a $31.4 million reduction in the assets held for sale portfolio, from $65.6 million to $34.2 million, and an $18.5 million decline in non-performing assets.

Non-Performing Assets
---------------------
     Non-performing assets include non-accruing loans, restructured loans and OREO, net of the OREO reserve. The following table presents non-performing asset and contractually past due but still accruing loan information at June 30, 1995, and December 31, 1994 (contractually past due but still accruing loan amounts are not included in non-performing loan or non-performing asset totals).

    (thousands)
    -----------                              June 30      December 31
                                               1995          1994
    Non-performing assets (See Note):        --------     -----------
      Non-accruing loans:
        Domestic:
          Real estate.....................   $ 96,025        $ 94,910
          Other...........................     85,240         109,155
        Foreign...........................      7,769          15,502
                                             --------        --------
            Total.........................    189,034         219,567
      Restructured loans..................      2,640          17,253
                                             --------        --------
        Total Non-Performing Loans........    191,674         236,820

      Other real estate owned ............     86,701          98,786
        Less reserve......................     (2,289)         (6,752)
                                             --------        --------
          Net.............................     84,412          92,034
                                             --------        --------
            Total Non-Performing Assets...   $276,086        $328,854
                                             ========        ========
      Contractually past due but still
        accruing loans (a):
          Consumer........................   $114,330        $128,284
          Other...........................      2,038           3,242
            Total Contractually Past Due     --------        --------
              But Still Accruing Loans....   $116,368        $131,526
                                             ========        ========

    Non-performing loans/loans............      .80%            .99%
    Non-performing assets/loans
      and other real estate owned.........     1.15%           1.38%
    Reserve for possible credit losses/
      non-performing loans................      295%            253%
    Reserve for possible credit losses/
      non-performing assets...............      205%            182%
-----------------
Note: Non-performing assets and non-performing loans exclude loans classified as contractually past due 90 days or more but still accruing, assets subject to FDIC loss-sharing provisions and assets classified as held for sale, which are included in other assets.
(a)       Accruing loans past due 90 days or more.

                                                              29 of 36

     The decline in total non-performing loans from December 31, 1994 to June 30, 1995 primarily reflected charge-offs and repayments resulting from continuing collection and workout efforts. In addition, the Company continued to experience a decreased volume of loans migrating to non-accrual status during the first half of 1995, compared to the first half of 1994.

     Management's determination regarding the accrual of interest on loans that were 90 days or more past due but still accruing is based on the availability and sufficiency of collateral and the status of collection efforts. In the present environment, certain of such loans could become non-performing assets and/or result in charge-offs in the future.

     Management continues to focus on asset quality and its potential impact on the provision and reserve for possible credit losses. The Company believes that it has responded appropriately to the current economic environment, and is prepared to forego transactions which do not meet its quality standards.

Provision and Reserve for Possible Credit Losses
------------------------------------------------
     The following table provides detailed information pertaining to the Company's provision and reserve for possible credit losses and charge-off experience.
                            Three Months Ended    Six Months Ended
                                 June 30              June 30
                            ------------------   -------------------
   (thousands)                1995      1994       1995       1994
   -----------              --------  --------   --------   --------
   Balance at beginning
    of period.............. $581,395  $597,356   $599,333   $602,183
   Provision...............   10,000    20,000     20,000     44,000
                            --------  --------   --------   --------
     Total.................  591,395   617,356    619,333    646,183
                            --------  --------   --------   --------
   Charge-offs.............  (36,543)  (39,139)   (73,349)   (80,670)
   Recoveries..............   10,598     9,999     19,026     19,858
                            --------  --------   --------   --------
    Net charge-offs........  (25,945)  (29,140)   (54,323)   (60,812)
                            --------  --------   --------   --------
   Acquired reserves.......     -        2,720        440      5,565
                            --------  --------   --------   --------
   Balance at end of
    period................. $565,450  $590,936   $565,450   $590,936
                            ========  ========   ========   ========

     At June 30, 1995, the reserve for possible credit losses was 2.36% of total loans, compared to 2.52% of total loans at December 31, 1994.









                                                              30 of 36

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

     Net charge-offs were $25.9 million in the second quarter of 1995, compared to $29.1 million in the second quarter of 1994. In the second quarter of 1995 and 1994, respectively, net charge-offs included $11.4 million and $10.7 million related to commercial borrowers, $4.1 million and $5.8 million in commercial real estate-related credits and $10.4 million and $12.6 million of consumer credits.

     Net charge-offs were $54.3 million in the first half of 1995, compared to $60.8 million in the first six months of 1994. In the first half of 1995 and 1994, respectively, net charge-offs included $22.7 million and $30.2 million related to commercial borrowers, $8.5 million and $8.7 million in commercial real estate-related credits and $23.1 million and $21.9 million of consumer credits.

OREO Reserve
------------
     The following table presents information regarding the Company's provision and reserve for OREO:

                              Three Months Ended    Six Months Ended
                                   June 30              June 30
                              ------------------   ------------------
   (thousands)                  1995      1994       1995      1994
   -----------                 ------    ------     ------    ------
   Balance at beginning
    of period................  $4,156    $6,391     $6,752    $6,622
   Provision.................   1,000     3,000      1,000     6,250
   Acquired reserves.........    -         -          -          456
   Charge-offs and
    write-downs..............  (2,867)   (1,375)    (5,463)   (5,312)
                               ------    ------     ------    ------
   Balance at end of
    period...................  $2,289    $8,016     $2,289    $8,016
                               ======    ======     ======    ======

     The OREO reserve is maintained at a level sufficient to absorb unidentified declines in the fair value of OREO properties between periodic evaluations, and for estimated selling costs.


                                                              31 of 36
                      Part II - Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     Information regarding the Company's Annual Meeting of
Shareholders was provided in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.


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


    (b)  Reports on Form 8-K filed during the second quarter:

          During the quarter ended June 30, 1995, the Company filed a current report on Form 8-K dated June 23, 1995, pertaining to its announcement of the execution of the Merger Agreement by the Company and First Union.




























                                                              32 of 36
                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST FIDELITY BANCORPORATION






Wolfgang Schoellkopf
Vice Chairman
Chief Financial Officer
Date:  August 11, 1995






Anthony R. Burriesci
Executive Vice President
Corporate Controller
Date:  August 11, 1995