Form 10-Q
period 1995-09-30
FIRST FIDELITY BANCORPORATION /NJ/
filed 1995-11-14
CIK 823870

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q
(Mark One)
[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended           September 30, 1995
                               ---------------------------------------
                                  or
[ ]            Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

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
                                                     [X] Yes    [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                      Outstanding at October 31, 1995
-----------------------------          -------------------------------
Common Stock, $1.00 Par Value                  81,772,268 Shares




                                                                    2 of 36
                         Part I - Financial Information
                         ------------------------------

Item 1 - Financial Statements
-----------------------------

FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                  Three Months Ended
                                                          September 30
                                                      --------------------
                                                        1995        1994
                                                      --------    --------
INTEREST INCOME
  Interest and fees on loans......................... $476,042    $414,999
  Interest on federal funds sold and securities
    purchased under agreements to resell.............    3,255         269
  Interest and dividends on securities:
    Taxable interest income..........................   87,657     104,543
    Tax-exempt interest income.......................    7,645       9,552
    Dividends........................................      949       1,293
  Interest on bank deposits..........................    1,543       4,713
  Interest on trading account securities.............    1,387       1,713
                                                      --------    --------
      Total Interest Income..........................  578,478     537,082
                                                      --------    --------
INTEREST EXPENSE
  Interest on:
    Deposits.........................................  198,923     150,213
    Short-term borrowings............................   23,973      20,511
    Long-term debt...................................   12,631      13,296
                                                      --------    --------
      Total Interest Expense.........................  235,527     184,020
                                                      --------    --------
        Net Interest Income..........................  342,951     353,062

Provision for possible credit losses.................   10,000      20,000
                                                      --------    --------
  Net Interest Income after Provision
    for Possible Credit Losses.......................  332,951     333,062
                                                      --------    --------
NON-INTEREST INCOME
  Trust income.......................................   26,047      25,890
  Service charges on deposit accounts................   35,984      34,473
  Other service charges, commissions and fees........   27,348      21,657
  Trading revenue....................................    1,605       2,826
  Net securities transactions........................    5,005       4,903
  Other income.......................................   12,928       7,504
                                                      --------    --------
    Total Non-Interest Income........................  108,917      97,253
                                                      --------    --------
NON-INTEREST EXPENSE
  Salaries and benefits expense......................  121,565     119,489
  Occupancy expense..................................   27,455      27,215
  Equipment expense..................................   12,163      10,097
  Other expenses.....................................   86,509     101,844
                                                      --------    --------
    Total Non-Interest Expense.......................  247,692     258,645
                                                      --------    --------

                                                                    3 of 36

Income before income taxes...........................  194,176     171,670
Income taxes.........................................   68,611      56,652
                                                      --------    --------

Net Income...........................................  125,565     115,018
Dividends on Preferred Stock.........................    4,956       5,182
                                                      --------    --------
Net Income Applicable to Common Stock................ $120,609    $109,836
                                                      ========    ========
Per common share:
  Net income:
    Primary..........................................    $1.48       $1.33
    Fully diluted....................................     1.45        1.30


See accompanying notes to consolidated financial statements.











































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    4 of 36
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands, except per share amounts)                 Nine Months Ended
                                                         September 30
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------
INTEREST INCOME
  Interest and fees on loans....................... $1,408,356  $1,212,654
  Interest on federal funds sold and securities
    purchased under agreements to resell...........      4,317         759
  Interest and dividends on securities:
    Taxable interest income........................    286,291     298,739
    Tax-exempt interest income.....................     24,906      29,959
    Dividends......................................      3,120       3,910
  Interest on bank deposits........................      2,638      22,394
  Interest on trading account securities...........      3,961       5,134
                                                     ---------   ---------
      Total Interest Income........................  1,733,589   1,573,549
                                                     ---------   ---------
INTEREST EXPENSE
  Interest on:
    Deposits.......................................    578,833     437,474
    Short-term borrowings..........................     79,813      44,568
    Long-term debt.................................     42,211      36,811
                                                     ---------   ---------
      Total Interest Expense.......................    700,857     518,853
                                                     ---------   ---------
        Net Interest Income........................  1,032,732   1,054,696

Provision for possible credit losses...............     30,000      64,000
                                                     ---------   ---------
  Net Interest Income after Provision
    for Possible Credit Losses.....................  1,002,732     990,696
                                                     ---------   ---------
NON-INTEREST INCOME
  Trust income.....................................     79,929      80,781
  Service charges on deposit accounts..............    108,206     108,378
  Other service charges, commissions and fees......     79,489      62,343
  Trading revenue..................................      6,670       7,461
  Net securities transactions......................     19,048      13,711
  Other income.....................................     36,829      20,544
                                                     ---------   ---------
    Total Non-Interest Income......................    330,171     293,218
                                                     ---------   ---------
NON-INTEREST EXPENSE
  Salaries and benefits expense....................    371,445     360,511
  Occupancy expense................................     86,091      87,592
  Equipment expense................................     34,632      31,320
  Other expenses...................................    292,617     304,263
                                                     ---------   ---------
    Total Non-Interest Expense.....................    784,785     783,686
                                                     ---------   ---------







                                                                    5 of 36

Income before income taxes.........................    548,118     500,228
Income taxes.......................................    194,360     164,751
                                                     ---------   ---------

Net Income.........................................    353,758     335,477
Dividends on Preferred Stock.......................     15,277      15,459
                                                     ---------   ---------
Net Income Applicable to Common Stock..............   $338,481    $320,018
                                                     =========   =========
Per common share:
  Net income:
    Primary........................................      $4.17       $3.87
    Fully diluted..................................       4.06        3.80


See accompanying notes to consolidated financial statements.










































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                    6 of 36
CONSOLIDATED STATEMENTS OF CONDITION

                                                    September 30   December 31
                                                        1995          1994
(thousands)                                         (unaudited)
                                                    ------------   -----------
ASSETS
Cash and due from banks............................  $1,649,476     $2,082,002
Interest-bearing time deposits.....................     462,649         35,567
Securities held to maturity........................   4,039,740      4,186,860
  (market value of $4,040,342 at September 30,
  1995 and $4,049,457 at December 31, 1994)
Securities available for sale, at market value.....   2,128,992      3,781,163
Trading account securities, at market value........     152,832        110,494
Federal funds sold and securities purchased under
  agreements to resell.............................     425,000         50,675
Loans, net of unearned income......................  24,387,524     23,801,241
  Less: Reserve for possible credit losses.........    (554,690)      (599,333)
                                                    -----------    -----------
    Net loans......................................  23,832,834     23,201,908
Premises and equipment.............................     419,869        437,677
Customers' acceptance liability....................     178,425        215,556
Other assets.......................................   1,988,233      2,113,794
                                                    -----------    -----------
      Total Assets................................. $35,278,050    $36,215,696
                                                    ===========    ===========
LIABILITIES
Deposits in domestic offices:
  Demand deposits..................................  $4,868,663     $5,393,749
  Savings/NOW deposits.............................   8,464,655      9,271,335
  Money market deposit accounts....................   3,843,202      4,257,135
  Other consumer time deposits.....................   9,264,800      8,858,443
  Corporate certificates of deposit................     380,356        393,058
Deposits in overseas offices.......................     757,298        733,132
                                                    -----------    -----------
    Total Deposits.................................  27,578,974     28,906,852
Short-term borrowings..............................   3,031,961      2,716,922
Acceptances outstanding............................     178,748        218,625
Other liabilities..................................     740,938        682,699
Long-term debt.....................................     676,735        813,623
                                                    -----------    -----------
      Total Liabilities............................  32,207,356     33,338,721


















                                                                    7 of 36
STOCKHOLDERS' EQUITY
Preferred stock....................................     202,647        229,707
Common stock ($1.00 par)
  Authorized: 150,000,000 shares
  Issued: 81,934,078 shares at September 30, 1995
    and 82,003,121 shares at December 31, 1994.....      81,934         82,003
Surplus............................................   1,251,173      1,256,020
Retained earnings..................................   1,606,042      1,430,149
Net unrealized losses--securities
  available for sale...............................      (3,877)       (75,232)
Less treasury stock, at cost: 1,293,756 shares at
  September 30, 1995 and 1,020,282 shares
    at December 31, 1994...........................     (67,225)       (45,672)
                                                    -----------    -----------
      Total Common Stockholders' Equity............   2,868,047      2,647,268
                                                    -----------    -----------
      Total Stockholders' Equity...................   3,070,694      2,876,975
                                                    -----------    -----------
      Total Liabilities and Stockholders' Equity... $35,278,050    $36,215,696
                                                    ===========    ===========


See accompanying notes to consolidated financial statements.





































                                                                    8 of 36
FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(thousands)

                                                        Nine Months Ended
                                                           September 30
                                                      ----------------------
                                                         1995        1994
                                                      ----------  ----------

Balance, January 1..................................  $2,876,975  $2,738,428
  Net income........................................     353,758     335,477
  Common Stock issued:
    Private placement--Santander exercise
      of warrants...................................        -        121,189
    Stock options and dividend reinvestment plan....      59,960      19,935
    Other...........................................        -          1,566
  Purchases of treasury stock.......................    (155,699)   (152,994)
  Dividends on Common Stock.........................    (120,378)   (101,527)
  Dividends on Preferred Stock......................     (15,277)    (15,459)
  Net unrealized gains (losses)--securities
    available for sale..............................      71,355     (65,295)
  Other.............................................        -          3,200
                                                      ----------  ----------
Balance, September 30...............................  $3,070,694  $2,884,520
                                                      ==========  ==========


See accompanying notes to consolidated financial statements.































                                                                    9 of 36
FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)         Nine Months Ended
                                                            September 30
                                                      -------------------------
(thousands)                                               1995          1994
                                                      -----------   -----------
Cash flows from operating activities:
  Net income.........................................   $353,758      $335,477
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for possible credit losses...............     30,000        64,000
  Depreciation, amortization and accretion...........     58,502        57,600
  Deferred income tax provision......................     28,885        30,966
  Gain on sale of assets.............................    (16,860)       (9,420)
  Net securities transactions (gains)................    (19,048)      (13,711)
  Proceeds from sales of trading account
    securities.......................................  7,575,325     7,556,907
  Purchases of trading account securities............ (7,612,549)   (7,512,409)
  Decrease (increase) in accrued interest receivable.      2,318       (57,420)
  Increase in accrued interest payable...............     42,458        58,082
  Change in current taxes payable....................     59,548        91,462
  Other, net.........................................     85,273       (27,914)
                                                      ----------    ----------
      Net cash provided by operating activities......    587,610       573,620

Cash flows from investing activities:
  Proceeds from maturities of securities
    held to maturity.................................  1,270,486     2,026,010
  Purchases of securities held to maturity........... (1,196,535)   (1,138,599)
  Proceeds from sales of securities available
    for sale.........................................  1,939,788       695,680
  Proceeds from maturities of securities
    available for sale...............................    376,661       685,714
  Purchases of securities available for sale.........   (442,332)   (2,429,937)
  Net (disbursements) from lending activities........   (627,359)     (606,085)
  Purchases of premises and equipment................    (36,930)      (43,946)
  Proceeds from sales of premises and equipment......      5,128        10,038
  Net change in acceptances..........................     (2,746)       (5,430)
  Net cash on acquisitions...........................    943,182         4,153
                                                      ----------    ----------
      Net cash provided by/(used in)
        investing activities.........................  2,229,343      (802,402)

Cash flows from financing activities:
  Change in demand, savings/NOW, and money market
    deposits......................................... (2,201,563)   (1,130,075)
  Change in corporate certificates of deposit and
    deposits in overseas offices.....................     11,464       672,237
  Change in other consumer time deposits.............   (199,807)     (830,690)
  Change in short-term borrowings....................    315,039       620,440
  Issuance of long-term debt.........................       -          200,000
  Payments on long-term debt.........................   (136,888)         (166)
  Purchases of treasury stock........................   (155,699)     (152,994)
  Issuance of common stock...........................     59,961       141,123
  Dividends paid.....................................   (140,579)     (116,936)
                                                      ----------    ----------
      Net cash (used in) financing activities........ (2,448,072)     (597,061)
                                                      ----------    ----------

                                                                   10 of 36

      Net change in cash and cash equivalents........    368,881      (825,843)
      Cash and cash equivalents at beginning
        of period (A)................................  2,168,244     2,826,039
                                                      ----------    ----------
      Cash and cash equivalents at end
        of period (A)................................ $2,537,125    $2,000,196
                                                      ==========    ==========

Supplemental disclosures:
  Total amount of interest paid for the period.......   $658,399      $460,771
                                                      ==========    ==========
  Total amount of income taxes paid for
    the period.......................................   $107,410      $100,884
                                                      ==========    ==========
  Total amount of loans transferred to OREO..........    $22,584       $34,178
                                                      ==========    ==========


(A) Reconciliation:                   September 30            December 31
                                 ----------------------  ----------------------
                                    1995        1994        1994        1993
                                 ----------  ----------  ----------  ----------
Cash and due from banks......... $1,649,476  $1,575,930  $2,082,002  $1,831,270
Interest-bearing time deposits..    462,649     411,772      35,567     979,769
Federal funds sold and
  securities purchased under
  agreements to resell..........    425,000      12,494      50,675      15,000
                                 ----------  ----------  ----------  ----------
Total cash and cash
  equivalents................... $2,537,125  $2,000,196  $2,168,244  $2,826,039
                                 ==========  ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

























                                                              11 of 36

         SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1995 and September 30, 1994 in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with First Fidelity Bancorporation's ("First Fidelity" or "the Company" herein) 1994 Annual Report on Form 10-K.

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

(3) As previously reported, effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". Under SFAS 114 and SFAS 118, impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent.

(4) In March, 1995, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued. SFAS 121 requires that long-lived assets and certain identifiable intangibles and any associated goodwill be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS 121, which is required beginning in 1996, is not expected to have a material effect on the Company's financial statements.










                                                              12 of 36

(5) During the second quarter of 1995, the Company adopted SFAS 122, "Accounting for Mortgage Servicing Rights", which was issued in May, 1995. SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities". SFAS 122 requires that a mortgage banking enterprise recognize, as separate assets, rights to service mortgage loans, however those servicing rights are acquired. SFAS 122 eliminates the previously existing accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations. SFAS 122 also requires that a mortgage banking entity assess its capitalized mortgage servicing rights ("MSRs") periodically for impairment, based on the fair value of those rights. Through September 30, 1995, servicing rights capitalized pursuant to SFAS 122 were not material to the Company's financial statements.

(6) The carrying value of capitalized MSRs at September 30, 1995 was $47.4 million, which approximated fair value. Fair value was determined by calculating the discounted present value of estimated expected net future cash flows, considering estimated prepayments and defaults, projected interest rates and other factors. For purposes of evaluating and measuring impairment, capitalized MSRs are aggregated into groups having homogeneous risk characteristics, based on the attributes of the underlying loans, and are separately valued, using appropriate assumptions for each risk group. No valuation allowance was required for capitalized MSRs at September 30, 1995.

(7) As previously reported, on June 19, 1995, First Fidelity and First Union Corporation ("First Union") announced the execution of a definitive Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, First Fidelity would merge into a wholly-owned subsidiary of First Union (the "Merger"). The Merger, which has been approved by the respective shareholders of both companies and by the Federal Reserve Board, is expected to close by January 1, 1996, subject to certain conditions of closing. The Merger will be accounted for as a pooling of interests under generally accepted accounting principles.

(8) In October, 1995, SFAS 123, "Accounting for Stock-Based Compensation", was issued. SFAS 123 establishes the concept of a fair-value-based method of accounting for employee stock compensation plans. Companies having such plans will have the option of either: a) recording as compensation cost the fair value as of grant date of stock options granted to employees, ratably over the vesting period, or b) continuing to account for such options as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If the latter option is selected, the Company must provide pro-forma footnote disclosures which illustrate what the impact would have been on net income and earnings per share, had the fair value-based method been used. The Company does not anticipate that the adoption of SFAS 123, which is required beginning in 1996, will have an impact on its financial statements.




Item 2                                                        13 of 36
------
Management's Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1994 Annual Report on Form 10-K. Results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of results to be attained for any other period.

Summary
-------
     First Fidelity recorded net income of $125.6 million, or $1.48 per common share on a primary basis and $1.45 per common share on a fully-diluted basis, for the third quarter of 1995. These results compare to net income of $115.0 million or $1.33 per common share on a primary basis and $1.30 per common share on a fully-diluted basis for the third quarter of 1994.

     The earnings increase for the current quarter, compared to the third quarter of 1994, resulted from an increase in non-interest income, a decline in non-interest expense and a decrease in the provision for possible credit losses, partially offset by an increased provision for income taxes and a decline in net interest income.
Total non-performing assets decreased 32%, to $255.9 million at September 30, 1995, from $376.6 million at September 30, 1994.

     Return on average stockholders' equity for the current quarter was 16.77% compared to 16.06% for the third quarter of last year.
Return on average assets was 1.47% in the current quarter compared to 1.36% for the same period of 1994.

     First Fidelity is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions can be expected. Pursuant to the terms of the Merger Agreement (see Item 1, "Summarized Notes to Consolidated Financial Statements--Note 7"), pending consummation of the Merger, First Fidelity is permitted, without First Union's written consent, to make acquisitions in which the purchase price is cash and does not exceed $150 million in any one case. Any acquisitions may involve the payment of a premium over book and market values, and therefore some dilution of First Fidelity's book value and net income per common share may occur in connection with any future transactions.

     In June, 1995, the Company completed its acquisition of the 24 Maryland branches and $1 billion in deposits of Household Bank, FSB, ("Household") for $76 million in cash. The Household acquisition resulted in an increase in liquidity and is expected to have an additive effect on First Fidelity's earnings per share in 1995, assuming the absence of significant adverse economic conditions.






                                                              14 of 36

     On August 8, 1995, the Federal Deposit Insurance Corporation ("FDIC") amended its regulations on insurance assessments to establish a new assessment rate schedule of 4 to 31 basis points in replacement of the existing schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). The FDIC has maintained the current assessment rate schedule of 23 to 31 basis points for institutions whose deposits are subject to assessment by the Savings Association Insurance Fund ("SAIF"). The new BIF schedule became effective on June 1, 1995. Assessments which had been collected at the previous assessment schedule, in excess of the amount due under the new schedule, were refunded with interest, and reduced non-interest expense by $15.4 million for the quarter ended September 30, 1995. As of June 30, 1995, the Company had a BIF deposit assessment base of approximately $23.6 billion and a SAIF deposit assessment base of approximately $3.5 billion. Various legislative proposals regarding the future of the BIF and the SAIF have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits and a subsequent comparable and reduced level of annual premiums for SAIF and BIF deposits. The Company does not know when or if any such proposal, or any other related proposal, may be adopted. Consequently, the impact of any such legislation on the Company's financial statements cannot be determined at this time.

Capital Markets:

     Pursuant to the Company's previously authorized open market repurchase program, entering 1995, the Company had authority to repurchase approximately 2.7 million shares (exclusive of shares to be acquired to fund certain benefit plans) of its Common Stock during 1995. Through June 30, 1995 and pursuant to such repurchase program, First Fidelity purchased 2.6 million shares of its Common Stock (at an average exercise price of $50.73 per share). No such shares were repurchased during the third quarter of 1995. On July 20, 1995, the Board authorized the purchase of an additional 2.0 million shares of the Company's Common Stock.

     In connection with the Merger, First Union and/or First Fidelity may purchase up to 7.4 million shares of First Union Common Stock, and, to the extent that less than 7.4 million of such shares are purchased, First Union and/or First Fidelity may purchase a proportionate number of shares of First Fidelity Common Stock (i.e., up to 5.5 million shares). As of November 10, 1995, First Union reported that it had purchased 2,894,500 shares of First Fidelity Common Stock and 250,000 shares of First Fidelity Series B Convertible Preferred Stock.

                         RESULTS OF OPERATIONS

Net Interest Income
-------------------
     The following table reflects the significant components of net interest income for the three and nine month periods ended September 30, 1995 and 1994.





FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   15 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Three months ended September 30, 1995
                                                              Interest  Average
                                                   Average    Income/  Interest
ASSETS                                             Balance    Expense    Rate
Earning Assets (2)                               -----------  --------  -------
  Loans in domestic offices
    Commercial..................................  $6,341,619  $118,045    7.28%
    Installment.................................   6,763,965   146,328    8.58
    Mortgage....................................  10,468,333   211,244    8.07
  Loans in overseas offices.....................     127,073     2,465    7.69
                                                 -----------  --------
      Total Loans...............................  23,700,990   478,082    8.00
  Taxable mortgage-backed securities (3)........   4,348,381    68,810    6.33
  Other taxable securities......................   1,358,645    19,804    5.83
  Tax-exempt securities.........................     440,274    11,147   10.13
  Time deposits with banks......................      97,202     1,543    6.21
  Federal funds sold and securities
    purchased under agreements to resell........     190,889     3,255    6.67
  Trading account...............................     100,230     1,563    6.24
                                                 -----------  --------
        Total Earning Assets....................  30,236,611   584,204    7.67
Reserve for possible credit losses..............    (567,962)
Cash and due from banks.........................   1,718,125
Other assets....................................   2,567,322
                                                 -----------
          Total Assets.......................... $33,954,096
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits.................................  $4,993,442
                                                 -----------
Interest-bearing Liabilities
  Savings/NOW deposits..........................   8,660,219    43,901    2.01
  Money market deposit accounts.................   3,910,400    31,881    3.23
  Other consumer time deposits..................   9,325,158   112,069    4.77
  Corporate certificates of deposit.............     434,171     6,142    5.61
  Deposits in overseas offices..................     351,291     4,930    5.49
  Short-term borrowings.........................   1,755,581    23,973    5.34
  Long-term debt................................     676,741    12,631    7.47
                                                 -----------  --------
    Total Interest-bearing Liabilities..........  25,113,561   235,527    3.72
Other liabilities...............................     876,717
Preferred stockholders' equity..................     209,289
Common stockholders' equity.....................   2,761,087
                                                 -----------  --------
      Total Liabilities and
        Stockholders' Equity.................... $33,954,096   348,677
                                                 ===========  --------
Net interest income/spread......................              $348,677    3.95
                                                              ========
Net interest margin.............................                          4.58

Tax equivalent adjustment.......................                $5,726
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



















































FIRST FIDELITY BANCORPORATION (AND SUBSIDIARIES)                   19 of 36
NET INTEREST INCOME SUMMARY
(dollars in thousands - taxable equivalent basis) (1)
Nine months ended September 30, 1995
                                                             Interest  Average
                                                 Average     Income/  Interest
ASSETS                                           Balance     Expense    Rate
Earning Assets (2)                             -----------   --------  -------
  Loans in domestic offices
    Commercial................................  $6,250,851    $353,885   7.47%
    Installment...............................   6,802,666     437,073   8.59
    Mortgage..................................  10,294,693     616,873   7.99
  Loans in overseas offices...................     125,120       7,121   7.61
                                               -----------  ----------
      Total Loans.............................  23,473,330   1,414,952   8.02
  Taxable mortgage-backed securities (3)......   4,249,178     197,410   6.19
  Other taxable securities....................   2,079,614      92,114   5.91
  Tax-exempt securities.......................     478,251      36,348  10.13
  Time deposits with banks....................      56,319       2,638   6.17
  Federal funds sold and securities
    purchased under agreements to resell......      86,844       4,317   6.55
  Trading account.............................      90,650       4,416   6.49
                                               -----------  ----------
        Total Earning Assets..................  30,514,186   1,752,195   7.64
Reserve for possible credit losses............    (585,588)
Cash and due from banks.......................   1,712,644
Other assets..................................   2,592,929
                                               -----------
          Total Assets........................ $34,234,171
                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits...............................  $5,026,711
                                               -----------
Interest-bearing Liabilities
  Savings/NOW deposits........................   8,782,265     134,546   2.05
  Money market deposit accounts...............   3,947,735      93,476   3.17
  Other consumer time deposits................   9,073,058     310,446   4.57
  Corporate certificates of deposit...........     406,413      17,407   5.73
  Deposits in overseas offices................     536,490      22,958   5.64
  Short-term borrowings.......................   1,926,875      79,813   5.46
  Long-term debt..............................     748,947      42,211   7.51
                                               -----------  ----------
    Total Interest-bearing Liabilities........  25,421,783     700,857   3.68
Other liabilities.............................     888,469
Preferred stockholders' equity................     221,543
Common stockholders' equity...................   2,675,665
                                               -----------  ----------
      Total Liabilities and
        Stockholders' Equity.................. $34,234,171     700,857
                                               ===========  ----------
Net interest income/spread....................              $1,051,338   3.96
                                                            ==========
Net interest margin...........................                           4.57

Tax equivalent adjustment.....................                 $18,606
                                                            ==========





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



















































                                                              23 of 36

     Taxable-equivalent net interest income for the third quarter of 1995 was $348.7 million, compared to $360.0 million for the third quarter of 1994. The decrease was primarily attributable to a decline in the net interest margin from 4.74% to 4.58%. This decline was primarily due to changes in the deposit mix and the composition of the loan portfolio, and a reduced spread on fixed-rate assets as interest rates remained higher, on average, than the same quarter of 1994. Other factors contributing to lower net interest income were cash payments for acquisitions, the Company's Common Stock repurchase program, and company-owned life insurance, combined with the outsourcing of official checks. Average installment and home mortgage loans were up $2.3 billion from the third quarter of 1994. A decrease in the "securities available for sale" portfolio resulted from sales and maturities of certain U.S. government securities. Average total loans increased $2.1 billion, average total securities decreased $1.9 billion, average time deposits with banks declined $291.7 million and average federal funds sold and securities purchased under agreements to resell increased $170.0 million. Average core deposits (demand deposits, savings and NOW accounts, money market deposits and other consumer time deposits) increased $350.5 million, while average short-term borrowings and average long-term debt declined $168.9 million and $136.2 million, respectively, in the third quarter of 1995, compared to the same period of 1994.

     For the nine months ended September 30, 1995, taxable equivalent net interest income was $1,051.3 million, compared to $1,076.3 million for the same period in 1994. The decrease was attributable to the same factors as noted above. The net interest margin declined 19 basis points, from 4.76% in the first nine months of 1994 to 4.57% in the first nine months of 1995, also due to the factors noted above.

Non-Interest Income
-------------------
     Non-interest income increased $11.7 million, or 12%, for the third quarter of 1995, compared to the same quarter of 1994. Trust income remained relatively flat. Service charges on deposit accounts increased $1.5 million, or 4%. Other service charges, commissions and fees were up $5.7 million, or 26%, primarily as a result of increased revenues from credit card services, mortgage servicing fees from the Company's mortgage banking activities and income from credit life insurance and mutual fund sales. Other income increased $5.4 million, largely due to income from corporate owned life insurance, gains on sales of assets and income from venture capital investments.

     For the nine months ended September 30, 1995, non-interest income was $330.2 million compared to $293.2 million for the nine months ended September 30, 1994. Trust income and service charges on deposit accounts remained relatively flat in the first nine months of 1995 compared to the same period in 1994. Other service charges, commissions and fees increased to $79.5 million in the first nine months of 1995 from $62.3 million for the same period in 1994, due to the factors noted for the three months ended September 30, 1995, and due to the outsourcing of official checks and higher commission income earned on branch-based annuity and mutual fund sales. Other income increased $16.3 million, primarily due to income associated with corporate owned life insurance and net gains on the sale of various assets.


Non-Interest Expense                                          24 of 36
--------------------
     Total non-interest expense decreased $11.0 million, or 4%, in the third quarter of 1995 compared to the same quarter in 1994. Salaries and benefits expense increased $2.1 million, or 2%, due to staff additions associated with acquisitions. Equipment expense increased $2.1 million, primarily as a result of recent acquisitions. Total other expenses decreased $15.3 million, or 15%, from the prior year's third quarter, reflecting the net effect of the following factors: deposit insurance premium charges decreased by $15.1 million; amortization of intangibles increased by $4.4 million, due primarily to the Baltimore Bancorp acquisition; expenses related to other real estate owned ("OREO") declined $2.9 million from the 1994 third quarter, as the level of OREO declined; and advertising decreased $1.1 million.

     Total non-interest expense for the nine months ended September 30, 1995 was $784.8 million, compared to $783.7 million for the nine months ended September 30, 1994. Salaries and benefits expense for the first nine months of 1995 was $371.4 million, compared to $360.5 million. The $10.9 million, or 3%, increase was primarily due to acquisitions. Occupancy expense decreased $1.5 million, or 2%, compared to the first nine months of 1994, due primarily to expenses related to severe weather conditions which occurred during the first quarter of 1994, partially offset by the effect of recent acquisitions. Equipment expense increased $3.3 million, or 11%, primarily as a result of recent acquisitions. Other expenses decreased by $11.6 million, or 4%, generally due to the same factors as for the three months ended September 30, 1995, partially offset by the impact of $2.2 million of non-recurring expenses related to the Company's productivity program, which occurred during the first nine months of 1995.

     At the beginning of the year, First Fidelity launched a Company-wide productivity program, to reduce expenses and increase efficiency, including rationalization of work flow and paperwork, and reductions in staff. At September 30, 1995, full-time equivalent staff approximated 11,700, excluding staff added through 1995 acquisitions, compared to approximately 13,100 at year-end 1994.

Income Taxes
------------
     Income taxes increased to $68.6 million in the third quarter of 1995, from $56.7 million in the third quarter of 1994. Income taxes for the nine months ended September 30, 1995 increased to $194.4 million from $164.8 million for the nine months ended September 30, 1994. The effective tax rates for the three months ended September 30, 1995 and 1994 were 35.3% and 33.0%, respectively. The effective tax rates for the nine months ended September 30, 1995 and September 30, 1994 were 35.5% and 32.9%, respectively. For the three and nine month periods ended September 30, 1995, the increase in income taxes over the corresponding periods of 1994 was attributable to a higher level of pre-tax income, an increase in state income taxes and a lower level of tax-exempt income.






                                                              25 of 36
                          FINANCIAL CONDITION
Liquidity and Funding
---------------------
     First Fidelity manages its liquidity in order to maximize earnings opportunities and to ensure that the cash flow needs of the parent and subsidiary companies are met in a cost-efficient manner.

     The Company's total assets decreased by $937.6 million, from $36.2 billion at December 31, 1994 to $35.3 billion at September 30, 1995. The decline in total assets was primarily attributable to sales and maturities of securities (primarily sales of U.S. Government securities), combined with a decrease in cash and due from banks, partially offset by increases in certain consumer loans, interest bearing time deposits and federal funds sold and securities purchased under agreements to resell. Deposits and short-term borrowings are the Company's primary funding sources. The Company experienced a net decline in core deposits during the first nine months of 1995. The core deposits to total loans ratio was 108% at September 30, 1995, compared to 117% at December 31, 1994. Short-term borrowing needs increased at September 30, 1995, compared to December 31, 1994. On May 25, 1995, the Company redeemed (at maturity) $136.8 million of long-term debt, consisting of 9 3/4% subordinated notes.

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

     Cash and cash equivalents (cash and due from banks, interest-bearing time deposits, federal funds sold and securities purchased under agreements to resell) are the Company's most liquid assets. At September 30, 1995, cash and cash equivalents totaled $2.5 billion, an increase of $368.9 million from December 31, 1994. Financing activities absorbed $2.4 billion in cash and cash equivalents. This was primarily attributable to: a decline in core deposits; First Fidelity's purchase of its own Common Stock; the payment of dividends; and repayment of long-term debt, partially offset by an increase in short-term borrowings. Cash and cash equivalents of $2.2 billion were provided by investing activities, including cash proceeds of $3.6 billion received from sales and maturities of securities, and net cash received through acquisitions of $943.2 million, partially offset by purchases of securities of $1.6 billion and net disbursements of $627.4 million for lending activities. Operating activities provided $587.6 million in cash and cash equivalents for the first nine months of 1995.

     As part of management's objective of maintaining essentially neutral interest rate sensitivity, the Company employed for hedging purposes $5.7 billion (notional amount) of interest rate swaps at September 30, 1995, compared to $5.0 billion (notional amount) at December 31, 1994. Due to the natural maturity gap structure of First Fidelity's core balance sheet items, the Company generally structures




                                                              26 of 36

its interest rate swap and futures contracts such that it receives a fixed interest rate and pays a floating interest rate. Through this process, management strives to maintain the Company's net interest income at targeted levels, given reasonable changes in interest rates (i.e.; plus or minus 200 basis points over a one year period).

     The market value of the Company's derivative positions represents the amount which First Fidelity would pay or receive in exchange for the termination of such contracts. At September 30, 1995, the Company would have had to pay $8.5 million to terminate all of its interest rate swaps (First Fidelity would have paid $33.4 million associated with indexed amortizing swaps and would have received $24.9 million related to all other swaps), compared with $205.2 million (of which $146.4 million related to indexed amortizing swaps) at December 31, 1994.

     On a stand-alone basis, First Fidelity's interest rate swaps and futures positions had the effect of reducing net interest income in the first nine months of 1995 by $10.6 million, compared to $75.9 million of net interest income provided by such instruments during the first nine months of 1994. Should interest rates remain flat or increase, the interest rate swaps in place as of September 30, 1995 will continue to have a negative impact on net interest income and net interest margin for the remainder of 1995.

Capital
-------
     The Federal Reserve Board (the "FRB") measures capital adequacy for bank holding companies on the basis of a risk-based capital framework and a leverage ratio. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a capital-based supervisory system of prompt corrective action for all depository institutions. The bank regulatory agencies' "implementing rule" under FDICIA defines "well capitalized" institutions (the highest possible rating) as those whose capital ratios equal or exceed all of the following: Tier I Risk-Based Ratio, 6.0%, Total Risk-Based Ratio, 10.0% and Tier I Leverage Ratio, 5.0%. At September 30, 1995 and December 31, 1994, the Company and all of its subsidiary banks reported capital ratios in excess of these "well capitalized" standards. Regulatory risk-based capital guidelines were amended with respect to the treatment of derivatives contracts, effective as of October 1, 1995. This amendment is not expected to have a significant impact on First Fidelity's capital ratios.
















                                                              27 of 36

     The following table provides detailed information pertaining to the Company's risk-based capital position at September 30, 1995 and December 31, 1994, calculated using the FRB guidelines.

                                           September 30   December 31
 (thousands)                                   1995          1994
                                           ------------   -----------
 Tier I:
   Common stockholders' equity............  $ 2,868,047   $ 2,647,268
   Net unrealized losses--
     securities available for sale........        3,877        75,232
   Qualifying perpetual
     preferred stock......................      202,647       229,707
   Less: goodwill and other intangibles...     (785,956)     (709,054)
                                            -----------   -----------
       Total Tier I capital...............    2,288,615     2,243,153
 Tier II:                                   -----------   -----------
   Allowable portion of the reserve for
     possible credit losses...............      330,503       322,604
   Includable subordinated debt...........      240,695       270,695
   Mandatory convertible debt securities..      174,150       174,150
                                            -----------   -----------
       Total Tier II capital..............      745,348       767,449
                                            -----------   -----------
       Total risk-based capital...........  $ 3,033,963   $ 3,010,602
                                            ===========   ===========

 Risk-adjusted assets.....................  $26,295,233   $25,608,116
                                            ===========   ===========

                                 Regulatory  September 30  December 31
                                  Minimums       1995         1994
                                 ----------  ------------  -----------
 Tier I capital/risk-
   adjusted assets...............   4.00%        8.70%         8.76%
 Total risk-based capital/
   risk-adjusted assets..........   8.00%       11.54%        11.76%
 Tier I capital/quarterly average
   total assets less deductible
   intangibles(leverage ratio)...   3.00%        6.90%         6.58%
                                  to 5.00%

     The decline in the Company's Tier I and Total capital ratios at September 30, 1995, compared to December 31, 1994, was primarily attributable to the payment of dividends, purchases of its Common Stock, additional goodwill related to 1995 acquisitions and a higher level of risk adjusted assets, partially offset by the retention of earnings. The increase in the Company's Tier I leverage ratio was primarily due to the increase in stockholders' equity and a lower level of quarterly average total assets. Regulatory capital, as defined, is calculated without considering the impact on equity of unrealized gains and losses associated with securities available for sale.

ASSET QUALITY

     During the first nine months of 1995, asset quality continued to improve. Non-accruing assets (defined as non-performing assets, plus

                                                              28 of 36

assets held for sale, which are assets carried at the lower of adjusted cost or fair value and subject to an accelerated disposition approach) were $274.2 million at September 30, 1995, compared with $398.2 million at December 31, 1994. The $124.0 million decline from December 31, 1994 included a $51.0 million reduction in the assets held for sale portfolio, from $69.3 million to $18.3 million, and a $73.0 million decline in non-performing assets.

Non-Performing Assets
---------------------
     Non-performing assets include non-accruing loans, restructured loans and OREO, net of the OREO reserve. The following table presents non-performing asset and contractually past due but still accruing loan information at September 30, 1995, and December 31, 1994 (contractually past due but still accruing loan amounts are not included in non-performing loan or non-performing asset totals).

    (dollars in thousands)                  September 30  December 31
                                                1995         1994
    Non-performing assets (See Note):       ------------  -----------
      Non-accruing loans:
        Domestic:
          Real estate......................   $ 91,467     $ 94,910
          Other............................     76,298      109,155
        Foreign............................      6,585       15,502
                                              --------     --------
            Total..........................    174,350      219,567
      Restructured loans...................      1,260       17,253
                                              --------     --------
        Total Non-Performing Loans.........    175,610      236,820
      Other real estate owned .............     82,413       98,786
        Less reserve.......................     (2,112)      (6,752)
                                              --------     --------
          Net..............................     80,301       92,034
                                              --------     --------
            Total Non-Performing Assets....   $255,911     $328,854
                                              ========     ========
      Contractually past due but still
        accruing loans (a):
          Consumer.........................   $120,924     $128,284
          Other............................      2,656        3,242
            Total Contractually Past Due      --------     --------
              But Still Accruing Loans.....   $123,580     $131,526
                                              ========     ========
    Non-performing loans/loans.............      .72%         .99%
    Non-performing assets/loans
      and other real estate owned..........     1.05%        1.38%
    Reserve for possible credit losses/
      non-performing loans.................      316%         253%
    Reserve for possible credit losses/
      non-performing assets................      217%         182%
-----------------
Note: Non-performing assets and non-performing loans exclude loans classified as contractually past due 90 days or more but still accruing, assets subject to FDIC loss-sharing provisions and assets classified as held for sale, which are included in other assets.
(a)       Accruing loans past due 90 days or more.

                                                              29 of 36

     The decline in total non-performing loans from December 31, 1994 to September 30, 1995 primarily reflected repayments and charge-offs resulting from continuing collection and workout efforts. In addition, the Company continued to experience a decreased volume of loans migrating to non-accrual status during the first nine months of 1995, compared to the same period in 1994.

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
                            Three Months Ended   Nine Months Ended
                               September 30         September 30
                            ------------------   ------------------
   (thousands)                1995      1994       1995      1994
                            --------  --------   --------  --------
   Balance at beginning
    of period.............. $565,450  $590,936   $599,333  $602,183
   Provision...............   10,000    20,000     30,000    64,000
                            --------  --------   --------  --------
     Total.................  575,450   610,936    629,333   666,183
                            --------  --------   --------  --------
   Charge-offs.............  (32,026)  (39,536)  (105,375) (120,206)
   Recoveries..............   11,266     9,701     30,292    29,559
                            --------  --------   --------  --------
    Net charge-offs........  (20,760)  (29,835)   (75,083)  (90,647)
                            --------  --------   --------  --------
   Acquired reserves.......     -        4,696        440    10,261
                            --------  --------   --------  --------
   Balance at end of
    period................. $554,690  $585,797   $554,690  $585,797
                            ========  ========   ========  ========

     At September 30, 1995, the reserve for possible credit losses was 2.27% of total loans, compared to 2.52% of total loans at December 31, 1994.









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

     Net charge-offs were $20.8 million in the third quarter of 1995, compared to $29.8 million in the third quarter of 1994. In the third quarter of 1995 and 1994, respectively, net charge-offs included $3.6 million and $17.1 million related to commercial borrowers, $7.6 million and $4.1 million in commercial real estate-related credits and $9.6 million and $8.6 million of consumer credits.

     Net charge-offs were $75.1 million in the first nine months of 1995, compared to $90.6 million in the first nine months of 1994. In the first nine months of 1995 and 1994, respectively, net charge-offs included $26.3 million and $47.3 million related to commercial borrowers, $16.1 million and $12.8 million in commercial real estate-related credits and $32.7 million and $30.5 million of consumer credits.

OREO Reserve
------------
     The following table presents information regarding the Company's provision and reserve for OREO:

                              Three Months Ended   Nine Months Ended
                                 September 30         September 30
                              ------------------   -----------------
   (thousands)                  1995      1994       1995      1994
                               ------    ------     ------    ------
   Balance at beginning
    of period................  $2,289    $8,016     $6,752    $6,622
   Provision.................    -        1,500      1,000     7,750
   Acquired reserves.........    -         -          -          456
   Charge-offs and
    write-downs..............    (177)   (2,060)    (5,640)   (7,372)
                               ------    ------     ------    ------
   Balance at end of
    period...................  $2,112    $7,456     $2,112    $7,456
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



                                                              31 of 36
                      Part II - Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On October 3, 1995, First Fidelity held a Special Meeting of Shareholders to consider and vote upon the proposal to approve the Merger Agreement between First Fidelity and First Union. Such proposal was approved by the affirmative vote of approximately 99% of the votes cast at such Special Meeting by both (i) the holders of First Fidelity Common Stock, voting as a separate class, and (ii) the holders of First Fidelity Common Stock and Series B Convertible Preferred Stock, voting together as a single class. The record of the vote was as follows:

    (i)  Common Stock

               For:       64,580,305
           Against:          295,506
           Abstain:          221,443

   (ii)  Common Stock and Series B Convertible Preferred Stock

               For:       65,427,252
           Against:          311,531
           Abstain:          229,777

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits as required by Item 601 of Regulation S-K.

        (11)   Statement regarding computation of per share earnings.

        (15) Letter from the Company's independent accountants referred to in Paragraph (d) of Rule 10-01 of Regulation S-X.

        (27)   Financial Data Schedule.


    (b)  Reports on Form 8-K filed during the third quarter:

          None.















                                                              32 of 36
                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



FIRST FIDELITY BANCORPORATION






Wolfgang Schoellkopf
Vice Chairman
Chief Financial Officer
Date:  November 13, 1995






Anthony R. Burriesci
Executive Vice President
Corporate Controller
Date:  November 13, 1995